Form 10-K/A
period 1995-12-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1996-04-23
CIK 913280

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 31, 1995

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number: 1-12592

                      WALDEN RESIDENTIAL PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)

                 MARYLAND                                   75-2506197
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification No.)

  ONE LINCOLN CENTRE, 5400 LBJ FREEWAY,
     SUITE 400, LB 45, DALLAS, TEXAS                           75240
 (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (214) 788-0510

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  TITLE OF EACH CLASS:            NAME OF EACH EXCHANGE ON WHICH REGISTERED:
  ---------------------           ------------------------------------------

      Common Stock,                        New York Stock Exchange
      $.01 par value

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       YES  X               NO
                          -----               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X
                ---

The aggregate market value of the voting stock held by non-affiliates of the registrant was $285,116,607 at March 4, 1996.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 4, 1996 WAS
14,248,115.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission related to the Company's 1996 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

================================================================================

                                EXPLANATORY NOTE

    Walden Residential Properties, Inc., a Maryland corporation, hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as amended, by revising the caption "Item 1. Business--Environmental Matters" to read as follows:

    The environmental assessments on each of the Properties have revealed elevated lead content in the drinking water at three of the Properties and ACMs at 25 of the Properties (some of which is friable, but in good and manageable condition). The consulting firm that conducted the environmental studies has prepared an operations and maintenance program recommending procedures to be followed in dealing with ACMs if they are moved or otherwise disturbed. The cost to the Company resulting from any future disturbance of the ACMs will depend upon the magnitude of the disturbance and the location of the ACMs. The consulting firm advised the Company that it is not required by Federal law to take any action to address the lead levels in the water; however, the Company is currently evaluating the remedial actions and notification options. The Company anticipates any such remedial actions and notifications will cost between $10,000 and $30,000 in the aggregate.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned representative thereunto duly authorized.


                                  WALDEN RESIDENTIAL PROPERTIES, INC.


                                  By       / c /  Mark S. Dillinger
                                       -------------------------------------
                                           Mark S. Dillinger
                                           Executive Vice President &
                                           Chief Financial Officer


                                  Date           April 17, 1996
                                       -------------------------------------