Form 10-Q
period 1996-03-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1996-05-07
CIK 913280

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                ---------------------------------------------

                       Commission file number:   1-12592

                      WALDEN RESIDENTIAL PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)

              MARYLAND                                     75-2506197
    (State or other jurisdiction                (I.R.S. Employer Identification
 of incorporation or organization)                           Number)


                               One Lincoln Centre
                          5400 LBJ Freeway, Suite 400
                              Dallas, Texas 75240
                    (Address of principal executive offices)

                                 (214) 788-0510
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES   X                     NO
                          ---                        ---



                      APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           As of May 3, there were 14,154,684 shares of Common Stock,
                         $0.01, par value outstanding.

                      WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 1996
                 (Unaudited) and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . .           3

             Condensed Consolidated Statements of Income for the
                 Three Months Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . . . . . .           4

             Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . . . . . .           5

             Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . . .           6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .           8

PART 2.  OTHER INFORMATION

    Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14

    Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14

    Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . .           14

    Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .           14

    Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .           14


PART 1.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                      WALDEN RESIDENTIAL PROPERTIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     March 31, 1996      December 31, 1995
                                                                                     --------------      -----------------
ASSETS                                                                                 (Unaudited)
Real estate assets, at cost
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  59,498           $  60,637
    Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          441,555             452,704
                                                                                       ---------           ---------
                                                                                         501,053             513,341
         Less:  Accumulated depreciation  . . . . . . . . . . . . . . . . . . .          (26,845)            (23,734)
                                                                                       ---------           ---------
                                                                                         474,208             489,607
Real estate assets held for sale (at lower of carrying amount or
   estimated net realized value)  . . . . . . . . . . . . . . . . . . . . . . .           11,813                --
Receivable from and investment in WDN Management  . . . . . . . . . . . . . . .              908               1,005
Rent and other receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .            1,440               1,448
Prepaid and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,096               1,353
Deferred financing costs, net . . . . . . . . . . . . . . . . . . . . . . . . .            4,459               4,359
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,725               6,801
Restricted cash:
    Escrow deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,758               4,105
    Additional collateral on loans  . . . . . . . . . . . . . . . . . . . . . .            1,869               1,870
                                                                                       ---------           ---------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 504,276           $ 510,548
                                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable and Credit Facility  . . . . . . . . . . . . . . . .        $ 262,442           $ 259,015
    Accrued real estate taxes   . . . . . . . . . . . . . . . . . . . . . . . .            2,688               6,522
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,326               4,815
    Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . .            4,499               4,608
    Preferred distribution payable on convertible equity securities   . . . . .              471                 461
                                                                                       ---------           ---------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .          274,426             275,421
Commitments and contingencies
Stockholders' equity:
    Convertible equity securities   . . . . . . . . . . . . . . . . . . . . . .           18,608              18,608
    Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              143                 142
    Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . . . .          240,564             238,899
    Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,593)              --
    Notes receivable from Company officers and directors  . . . . . . . . . . .           (5,263)             (4,971)
    Distributions in excess of net income   . . . . . . . . . . . . . . . . . .          (21,609)            (17,551)
                                                                                       ---------           ---------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .          229,850             235,127
                                                                                       ---------           ---------

         Total liabilities and stockholders' equity . . . . . . . . . . . . . .        $ 504,276           $ 510,548
                                                                                       =========           =========

           See Notes to Condensed Consolidated Financial Statements.

                      WALDEN RESIDENTIAL PROPERTIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share information)
                                  (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                   --------------------------------------
                                                                                       1996                      1995
                                                                                   ------------              ------------
REVENUES
    Rental income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   24,133                $   15,832
    Other property income   . . . . . . . . . . . . . . . . . . . . . . . . . .           827                       637
    Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           211                       153
    Income from WDN Management  . . . . . . . . . . . . . . . . . . . . . . . .           104                       107
                                                                                   ----------                ----------
         Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,275                    16,729
EXPENSES
    Property operating and maintenance  . . . . . . . . . . . . . . . . . . . .         8,642                     5,916
    Real estate taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,353                     1,364
    General and administrative  . . . . . . . . . . . . . . . . . . . . . . . .         1,145                       801
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,922                     3,636
    Amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           175                       206
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,518                     3,258
                                                                                   ----------                ----------
         Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,755                    15,181
                                                                                   ----------                ----------

Income before extraordinary item  . . . . . . . . . . . . . . . . . . . . . . .         3,520                     1,548
Extraordinary loss on debt extinguishment . . . . . . . . . . . . . . . . . . .          (488)                   --
                                                                                   ----------                ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,032                     1,548
Convertible equity securities preferred distribution  . . . . . . . . . . . . .          (471)                   --
                                                                                   ----------                ----------
Net income available to common stockholders . . . . . . . . . . . . . . . . . .    $    2,561                $    1,548
                                                                                   ==========                ==========

Income per share:
    Before extraordinary item, less preferred distribution  . . . . . . . . . .    $      .21                $      .15
    Extraordinary loss on debt extinguishment   . . . . . . . . . . . . . . . .          (.03)                   --
                                                                                   ----------                ----------
    Net income available to common stockholders   . . . . . . . . . . . . . . .    $      .18                $      .15
                                                                                   ==========                ==========

Distribution per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     .465                $     .455
                                                                                   ==========                ==========

Weighted average number of common stock and common
    stock equivalent shares outstanding   . . . . . . . . . . . . . . . . . . .        14,207                    10,070
                                                                                   ==========                ==========


           See Notes to Condensed Consolidated Financial Statements.

                     WALDEN RESIDENTIAL PROPERTIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                   --------------------------------------
                                                                                       1996                      1995
                                                                                   ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    3,032                $    1,548
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . .         4,693                     3,464
    Extraordinary loss on debt extinguishment . . . . . . . . . . . . . . . . .           488                     --
    Net effect of changes in operating accounts:
             Escrow deposits  . . . . . . . . . . . . . . . . . . . . . . . . .           347                      (683)
             Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           308                       240
             Accrued real estate taxes  . . . . . . . . . . . . . . . . . . . .        (3,834)                   (1,325)
             Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          (179)                     (887)
             Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . .          (109)                      168
                                                                                   ----------                ----------
                 Net cash provided by operating activities  . . . . . . . . . .         4,746                     2,525

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of real estate assets . . . . . . . . . . . . . . . . . . . .         --                       (8,866)
         Real estate asset additions  . . . . . . . . . . . . . . . . . . . . .        (1,131)                   (1,122)
                                                                                   ----------                ----------
             Net cash used in investing activities  . . . . . . . . . . . . . .        (1,131)                   (9,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from stock issuance, net of issuance costs  . . . . . . . . .         1,760                       (18)
         Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . .        (3,090)                    --
         Proceeds from mortgage notes payable and credit facility . . . . . . .        10,500                    35,066
         Payment of mortgage notes payable and credit facility  . . . . . . . .        (6,500)                  (24,700)
         Payment of financing costs . . . . . . . . . . . . . . . . . . . . . .          (709)                   (1,012)
         Additional collateral on loans . . . . . . . . . . . . . . . . . . . .             1                       (50)
         Distributions paid . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,609)                   (4,582)
         Preferred distributions on convertible equity securities . . . . . . .          (471)                    --
         Principal reductions of debt . . . . . . . . . . . . . . . . . . . . .          (573)                     (180)
                                                                                   ----------                ----------
             Net cash provided by (used in) financing activities  . . . . . . .        (5,691)                    4,524
                                                                                   ----------                ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .        (2,076)                   (2,939)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .         6,801                     4,289
                                                                                   ----------                ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . .       $ 4,725                $    1,350
                                                                                   ==========                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
         Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . .       $ 4,857                $    3,531
                                                                                   ==========                ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
         Notes receivable for officer and director stock purchases  . . . . . .    $      292                $    --
                                                                                   ==========                ==========
         Dividend payable   . . . . . . . . . . . . . . . . . . . . . . . . . .    $    --                   $    4,582
                                                                                   ==========                ==========
         Preferred distribution payable on convertible equity securities  . . .    $      471                $    --
                                                                                   ==========                ==========

           See Notes to Condensed Consolidated Financial Statements.

                      WALDEN RESIDENTIAL PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       INTERIM UNAUDITED FINANCIAL INFORMATION

         Walden Residential Properties, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust, as defined under the Internal Revenue Code of 1986, as amended. As of March 31, 1996, the Company owned 55 multifamily properties, containing 17,205 apartment units, primarily in the Southwest and Southeast regions of the United States. Of such properties owned, two properties consisting of 528 apartment units were held for sale as of March 31, 1996, one of which was sold in April 1996 (see
Note 5) and one for which the Company has entered into an agreement to sell.

         The accompanying unaudited financial statements should be read in conjunction with the Company's Form S-3 dated March 19, 1996 and Form 8-K dated April 23, 1996 and the financial statements and notes thereto included in the Company's Forms 10-K, as amended, for the periods ended December 31, 1995 and 1994, all of which were filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted pursuant to rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 31, 1996 and December 31, 1995 and the consolidated results of their operations and cash flows for the three months ended March 31, 1996 and 1995, have been included. The consolidated results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results for the full year.

2.       CONVERTIBLE EQUITY SECURITIES

         On June 30, 1995, the Company acquired a controlling interest in a limited partnership (the "Partnership") which owned 11 apartment properties (one of which was sold in December 1995). This Partnership is being accounted for as wholly-owned since the limited partnership interests in the Partnership which were not purchased by the Company are only exchangeable for an aggregate of 1,012,660 shares of the Company's common stock at the option of the interest holders, and are accounted for as convertible equity securities. The convertible equity securities were valued at $18.375 per share, which was the market price of the Company's common stock on June 30, 1995. Prior to exchange, the holders of the limited partnership interests will only be entitled to receive quarterly distributions from the Partnership equal to the greater of the Company's actual distributions on 1,012,660 shares of common stock, or $460,760 in the aggregate. A preferred distribution of $471,000 on the convertible equity securities was accrued as of March 31, 1996.

                      WALDEN RESIDENTIAL PROPERTIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

3.       TREASURY STOCK

         As of March 31, 1996, the Company had acquired 248,800 shares of its common stock, ("Treasury Stock") at a cost of $5,018,000, of which 122,600 shares were reissued to Company officers and directors in December 1995 and January 1996.

4.       NET INCOME PER SHARE OF COMMON STOCK

         Net income per share of common stock has been computed by dividing net income available to common stockholders by the weighted average number of
common stock and common stock equivalent shares outstanding.   Net income
available to common stockholders is net income less the preferred distribution on the convertible equity securities (see Note 2). Common stock equivalents include the weighted average number of assumed equivalent shares outstanding from stock options, if dilutive. Fully diluted net income per share of common stock is not materially dilutive and is not presented.

5.       SUBSEQUENT EVENTS

         On March 19, 1996, the Company filed a shelf registration for 1,000,000 shares of common stock, issuable pursuant to a Dividend Reinvestment and Stock Purchase Plan.

         On April 24, 1996, the Company sold a 384-unit apartment property located in Wichita, Kansas for $8.3 million. In connection with the sale, the Company will report a gain of approximately $1.2 million.

         On April 25, 1996, the Company declared a distribution of $.465 per share of common stock and $.19 per share of preferred stock, both of which are payable on June 3, 1996 to stockholders of record on May 15, 1996.

         On April 26, 1996, the Company issued 1,800,000 shares of preferred stock, pursuant to a shelf registration filed in June 1995. The preferred stock was priced at $25 per share with a current distribution rate of 9.16%, which rate increases proportionately with increases in the common stock distributions. The preferred stock is convertible at any time into 1.1406 shares of common stock. The preferred stock is not redeemable by the Company prior to April 30, 2006, and thereafter is redeemable at $25 per share.

         In April 1996, the Company entered into contracts to acquire six apartment properties, consisting of 1,722 units, for $52.4 million. In connection therewith, the Company deposited $700,000 of earnest money. The acquisition of these properties is subject to the completion of normal due diligence procedures and there is no assurance that the Company will purchase such properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the historical condensed consolidated operations of the Company for the three months ended March 31, 1996 and 1995, and the condensed consolidated balance sheet data of the Company as of March 31, 1996 and December 31, 1995.

         The changes in revenues and expenses related to property operations during the first quarter of 1996 and 1995 are primarily the result of the increased number of units owned due to acquisitions of additional multifamily properties by the Company. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

         The following financial and operating data (see Page 9) is provided as supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited except the balance sheet data as of December 31, 1995.

                   SUPPLEMENTAL FINANCIAL AND OPERATING DATA
               (In thousands, except per share and property data)
                                  (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                   --------------------------------------
OPERATING DATA                                                                         1996                      1995
                                                                                   ------------              ------------
    Revenues
         Rental income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 24,133                 $  15,832
         Other property income  . . . . . . . . . . . . . . . . . . . . . . . .           827                       637
         Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . .           211                       153
         Income from WDN Management . . . . . . . . . . . . . . . . . . . . . .           104                       107
                                                                                     --------                 ---------
             Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . .        25,275                    16,729
                                                                                     --------                 ---------
    Expenses
         Property operating and maintenance . . . . . . . . . . . . . . . . . .         8,642                     5,916
         Real estate taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .         2,353                     1,364
         General and administrative . . . . . . . . . . . . . . . . . . . . . .         1,145                       801
         Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,922                     3,636
         Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           175                       206
         Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,518                     3,258
                                                                                     --------                 ---------
             Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        21,755                    15,181
                                                                                     --------                 ---------
    Income before extraordinary item  . . . . . . . . . . . . . . . . . . . . .         3,520                     1,548
    Extraordinary loss on debt extinguishment   . . . . . . . . . . . . . . . .          (488)                    --
                                                                                     --------                 ---------
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,032                     1,548
    Convertible equity securities preferred distribution  . . . . . . . . . . .          (471)                    --
                                                                                     --------                 ---------
    Net income available to common stockholders   . . . . . . . . . . . . . . .      $  2,561                 $   1,548
                                                                                     ========                 =========

    Distribution per share  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   .465                 $    .455
                                                                                     ========                 =========

    Weighted average number of common stock and common stock
         equivalent shares outstanding  . . . . . . . . . . . . . . . . . . . .        14,207                    10,070
                                                                                     ========                 =========

- --------------------------------------------------------------------------------------------------------------------------------

PROPERTY DATA
    Total properties (at end of period)   . . . . . . . . . . . . . . . . . . .            55                        41
    Total units (at end of period)  . . . . . . . . . . . . . . . . . . . . . .        17,205                    12,568
    Total units (weighted average)  . . . . . . . . . . . . . . . . . . . . . .        17,205                    12,543
    Weighted average monthly property revenue per unit  . . . . . . . . . . . .      $    484                  $    438

- --------------------------------------------------------------------------------------------------------------------------------

OTHER DATA
    Funds from operations (new definition)  . . . . . . . . . . . . . . . . . .      $  8,038                  $  4,806

- --------------------------------------------------------------------------------------------------------------------------------


                                                                                     March 31,               December 31,
                                                                                       1996                      1995
                                                                                   ------------              ------------
BALANCE SHEET DATA
    Real estate assets, at cost   . . . . . . . . . . . . . . . . . . . . . . .     $  474,208                $ 489,607
    Mortgage notes payable and Credit Facility  . . . . . . . . . . . . . . . .        262,442                  259,015
    Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .        229,850                  235,127


Comparison of Three Months Ended March 31, 1996 to Three Months Ended March 31, 1995

         The weighted average number of units owned increased by 4,662 units, or 37.2%, from 12,543 units for the first quarter of 1995 to 17,205 units for the first quarter of 1996 as a result of the acquisition of additional properties. Total units owned at March 31, 1995 and 1996 were 12,568 and 17,205, respectively. The portfolio had a weighted average occupancy of 93.6% and 94.6% for the first three months of 1995 and 1996, respectively.

         The Company owned 39 properties with 12,020 units throughout both periods in 1996 and 1995 ("same store"). A summary of the operating performance for same store properties is as follows:

                                                                           First Quarter
                                                                           -------------
                                                                       1996             1995         % Change
                                                                       ----             ----         --------
Rental and other property revenue (in thousands)  . . . . . . .     $   16,772       $   15,695        6.86%
Property operating expenses (in thousands)  (1) . . . . . . . .          7,404            6,974        6.17%
                                                                    ----------       ----------
Property operating income (in thousands)  . . . . . . . . . . .     $    9,368       $    8,721        7.42%
                                                                    ==========       ==========

Weighted average physical occupancy . . . . . . . . . . . . . .          94.3%            93.6%
                                                                    ==========       ==========

Average monthly revenue per unit  . . . . . . . . . . . . . . .     $      465       $      435        6.90%
                                                                    ==========       ==========

Average annualized operating and maintenance
   expenses per unit  . . . . . . . . . . . . . . . . . . . . .     $    1,994       $    1,894        5.28%
                                                                    ==========       ==========

Average annualized real estate taxes per unit . . . . . . . . .     $      470       $      427       10.07%
                                                                    ==========       ==========

Operating expense ratio . . . . . . . . . . . . . . . . . . . .          44.1%            44.4%        N/A
                                                                    ==========       ==========

(1) Consists of property operating and maintenance and real estate tax expenses.

         The operating performance of properties not owned throughout both periods in 1996 and 1995 is summarized as follows:

                                                                           First Quarter
                                                                           -------------
                                                                       1996             1995
                                                                       ----             ----
Rental and other property revenue (in thousands)  . . . . . . .     $    8,188       $      774
Property operating expenses (in thousands) (1)  . . . . . . . .          3,591              306
                                                                    ----------       ----------
Property operating income (in thousands)  . . . . . . . . . . .     $    4,597       $      468
                                                                    ==========       ==========

Weighted average number of units  . . . . . . . . . . . . . . .          5,185              523
                                                                    ==========       ==========

Weighted average physical occupancy . . . . . . . . . . . . . .          94.9%            94.8%
                                                                    ==========       ==========

Average monthly revenue per unit  . . . . . . . . . . . . . . .     $      526       $      493
                                                                    ==========       ==========

Average annualized operating and maintenance
   expenses per unit  . . . . . . . . . . . . . . . . . . . . .     $    2,045       $    1,728
                                                                    ==========       ==========

Average annualized real estate taxes per unit . . . . . . . . .     $      725       $      612
                                                                    ==========       ==========

Operating expense ratio . . . . . . . . . . . . . . . . . . . .          43.9%            39.5%
                                                                    ==========       ==========

(1) Consists of property operating and maintenance and real estate tax expenses.

         General and administrative expenses increased $344,000, or 42.9%, from $801,000 to $1,145,000. This represented a per unit increase of $11, or 4.3%, on an annualized basis. The increase in general and administrative expenses was primarily the result of the increase in the executive officers' compensation, the increase in occupancy cost due to the relocation of the Company's corporate office, the increase in salaries resulting from additional personnel to administer the additional properties acquired and costs associated with the increased number of stockholders.

         Interest expense increased $1,286,000, or 35.4%, from $3,636,000 to $4,922,000 primarily due to debt incurred in connection with the acquisition of additional properties, partially offset by a decrease in the weighted average interest rate on debt.

         Depreciation increased $1,260,000, or 38.7%, from $3,258,000 to $4,518,000 due to depreciation on additional properties acquired.

         The $488,000 extraordinary loss on debt extinguishment resulted from the write off of unamortized deferred financing costs due to the refinancing of the Company's credit facility in February 1996.

Liquidity and Capital Resources

         The Company's principal demands for liquidity are distributions to its stockholders, ongoing maintenance and repair of its properties, capital improvements to its properties, acquisitions of properties, interest on indebtedness and debt repayments.

         The Company intends to meet its short-term liquidity requirements, including capital expenditures related to the maintenance and improvements of its properties, through cash flow provided by operations. Historically, cash provided by the Company's operating activities has been adequate to meet both its operating requirements and distributions to stockholders. Net cash flow from operating activities was $4.7 million for the first three months of 1996 (including the payment of $6.2 million of 1995 real estate taxes). In the first three months of 1996, the Company paid distributions of $6.6 million and expended $0.3 million and $0.8 million, respectively, for capital expenditures and acquisition rehabilitation costs. Such amounts were funded by the net cash flow from operating activities from the first quarter of 1996 and existing working capital from the prior year. Capital expenditures and rehabilitation on acquisition properties are anticipated to be approximately $3.4 million and $1.5 million, respectively, for the remainder of 1996.

         As of March 31, 1996, the Company had outstanding indebtedness in the aggregate principal amount of $262.4 million, consisting of fixed rate debt of $178.9 million and variable rate debt of $83.5 million (including $10.5 million under the Company's credit facility). The weighted average interest rate on the Company's outstanding indebtedness at March 31, 1996 was approximately 7.5%.

         In April 1996, the Company issued 1.8 million shares of preferred stock. A portion of the net proceeds in the amount of $13 million will be used to pay down debt, including the outstanding balance of the Company's credit facility. The remaining proceeds of approximately $30 million will be used to fund potential acquisitions and for general corporate purposes.

         The Company's ability to meet its long-term liquidity requirements, such as refinancing mortgages and property acquisitions, including capital improvements on property acquisitions, is dependent upon its ability to obtain long-term borrowings, both secured and unsecured, and to issue debt or equity securities. The Company has a $75 million credit facility (the "Credit Facility"), which expires in February 1998, which is currently limited to $30 million until other participants are obtained to commit to lend under the Credit Facility. The Credit Facility has been used to finance property acquisitions, including capital improvements. The availability of funds to the Company under the Credit Facility is subject, however, to certain borrowing base restrictions and other customary restrictions. As of May 3, 1996, the Company's borrowing base was $30 million.

         Investing activities of the Company used $1.1 million in the first three months of 1996, consisting of $0.3 million of capital expenditures and $0.8 million of acquisition rehabilitation.

         Financing activities of the Company used $5.7 million in the first three months of 1996, primarily due to $6.6 million of distributions paid to stockholders and $3.1 million of treasury stock purchased, which amount was offset by $1.8 million of net proceeds received from common stock issued under the Company's dividend reinvestment plan and $4 million of borrowings under the Credit Facility.

Funds from Operations

         Industry analysts generally consider funds from operations ("FFO") an appropriate measure of the performance of an equity real estate investment trust. FFO is defined as net income (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company's performance or as an alternative to cash flow (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Effective January 1, 1996, the Company adopted the modified definition of FFO as recommended by the National Association of Real Estate Investment Trusts. FFO for the three months ended March 31, 1996 and 1995 (as restated to conform to the new definition of FFO) are as follows (unaudited):

                                                                               Three Months Ended March 31,
                                                                          -------------------------------------
                                                                             1996                     1995
                                                                          -----------              ------------
Funds from operations:
    Income before extraordinary loss  . . . . . . . . . . . . . . . . .      $3,520                   $1,548
    Depreciation of real estate assets  . . . . . . . . . . . . .             4,518                    3,258
                                                                             ------                   ------
         Funds from operations  . . . . . . . . . . . . . . . . .            $8,038                   $4,806
                                                                             ======                   ======

Inflation

         The Company leases apartments under lease terms generally ranging from six to 12 months. Management believes that such short-term lease contracts lessen the impact of inflation on the cost of property operations, as well as allows for the adjustment of rental rates to market levels as leases expire.

PART 2.  OTHER INFORMATION

    ITEM 1.     LEGAL PROCEEDINGS

         None.

    ITEM 2.     CHANGES IN SECURITIES

         None.

    ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

    ITEM 5.     OTHER INFORMATION

         None.

    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             11.1   Computation of Net Income per Share

             27     Financial Data Schedule

         (b) Reports

             None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Walden Residential Properties, Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WALDEN RESIDENTIAL PROPERTIES, INC.



                                             By: / c /     Don R. Daseke
                                                 -------------------------------
                                                 Don R. Daseke
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Walden Residential Properties, Inc. and in the capacities and on the dates indicated.

   Signatures                                            Title                                      Date
   -----------                                           -----                                      ----
/ c /     Don R. Daseke                          Chairman of the Board of Directors,             May 7, 1996
- -------------------------------------            Chief Executive Officer and Director
Don R. Daseke                                    (Principal Executive Officer)




/ c /     Mark S. Dillinger                      Executive Vice President, Chief                 May 7, 1996
- -------------------------------------            Financial Officer and Director
Mark S. Dillinger                                (Principal Financial and Accounting Officer)




/ c /     Marshall B. Edwards                    President, Chief Acquisitions Officer           May 7, 1996
- -------------------------------------            and Director
Marshall B. Edwards




                                 EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION
- -------                              -----------
 11.1                                Computation of Net Income per Share

 27                                  Financial Data Schedule