Form 10-Q
period 1996-06-30
WALDEN RESIDENTIAL PROPERTIES INC
filed 1996-08-07
CIK 913280

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                     -----------------------------------

                       Commission file number:   1-12592

                      WALDEN RESIDENTIAL PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)

             MARYLAND                                      75-2506197
     State or other jurisdiction                 (I.R.S. Employer Identification
   of corporation or organization)                           Number)


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

                     YES   X                     NO
                        -------                    -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of August 2, there were 13,990,058 shares of Common Stock,
                         $0.01, par value outstanding.

                      WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 1996
                 (Unaudited) and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . .           3

             Condensed Consolidated Statements of Income for the Three Months
                 and Six Months Ended June 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . .           4

             Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . .           5

             Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . . .           6

    Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .           10

PART 2.  OTHER INFORMATION

    Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16

    Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16

    Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . .           16

    Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .           16

    Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .           17

PART 1.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                     WALDEN RESIDENTIAL PROPERTIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                   June 30, 1996         December 31, 1995
                                                                                   -------------         -----------------
                                                                                    (Unaudited)
ASSETS
Real estate assets, at cost
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  65,619                $  60,637
    Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          480,982                  452,704
                                                                                       ---------                ---------
                                                                                         546,601                  513,341
         Less:  Accumulated depreciation  . . . . . . . . . . . . . . . . . . .          (31,052)                 (23,734)
                                                                                       ---------                ---------


                                                                                         515,549                  489,607
Real estate assets held for sale (at lower of carrying amount or
   estimated net realizable value)  . . . . . . . . . . . . . . . . . . . . . .           13,744                    --
Receivable from and investment in WDN Management  . . . . . . . . . . . . . . .            1,072                    1,005
Rent and other receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .              960                    1,448
Prepaid and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,452                    1,353
Deferred financing costs, net . . . . . . . . . . . . . . . . . . . . . . . . .            5,961                    4,359
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,241                    6,801
Restricted cash:
    Escrow deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,016                    4,105
    Additional collateral on loans  . . . . . . . . . . . . . . . . . . . . . .            2,520                    1,870
                                                                                       ---------                ---------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 557,515                $ 510,548
                                                                                       =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 256,409                $ 252,515
    Credit facility   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,000                    6,500
    Accrued real estate taxes   . . . . . . . . . . . . . . . . . . . . . . . .            5,383                    6,522
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,810                    4,815
    Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . .            4,509                    4,608
    Preferred distribution payable on convertible equity securities   . . . . .              471                      461
                                                                                       ---------                ---------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .          286,582                  275,421
Commitments and contingencies
Stockholders' equity:
    Convertible equity securities   . . . . . . . . . . . . . . . . . . . . . .           18,608                   18,608
    Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              141                      142
    Preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               18                    --
    Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . . . .          281,413                  238,899
    Notes receivable from Company officers and directors  . . . . . . . . . . .           (5,263)                  (4,971)
    Distributions in excess of net income   . . . . . . . . . . . . . . . . . .          (23,984)                 (17,551)
                                                                                       ---------                ---------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .          270,933                  235,127
                                                                                       ---------                ---------

         Total liabilities and stockholders' equity . . . . . . . . . . . . . .        $ 557,515                $ 510,548
                                                                                       =========                =========


           See Notes to Condensed Consolidated Financial Statements.

                      WALDEN RESIDENTIAL PROPERTIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share information)
                                  (Unaudited)

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                              -----------------------------       ---------------------

                                                                 1996               1995           1996         1995
                                                                -------            -------        -------     -------
REVENUES
    Rental income   . . . . . . . . . . . . . . . . . . . .     $24,437            $16,533        $48,570     $32,365
    Other property income   . . . . . . . . . . . . . . . .         919                677          1,746       1,314
    Interest income   . . . . . . . . . . . . . . . . . . .         508                218            719         371
    Other income  . . . . . . . . . . . . . . . . . . . . .          98                143            202         250
                                                                -------            -------        -------     -------
         Total revenues . . . . . . . . . . . . . . . . . .      25,962             17,571         51,237      34,300
EXPENSES
    Property operating and maintenance  . . . . . . . . . .       8,829              6,263         17,471      12,179
    Real estate taxes   . . . . . . . . . . . . . . . . . .       2,296              1,462          4,649       2,826
    General and administrative  . . . . . . . . . . . . . .       1,261                914          2,406       1,715
    Interest  . . . . . . . . . . . . . . . . . . . . . . .       4,765              3,755          9,687       7,391
    Amortization  . . . . . . . . . . . . . . . . . . . . .         219                230            394         436
    Depreciation  . . . . . . . . . . . . . . . . . . . . .       4,747              3,355          9,265       6,613
                                                                -------            -------        -------     -------
         Total expenses . . . . . . . . . . . . . . . . . .      22,117             15,979         43,872      31,160
                                                                -------            -------        -------     -------

Operating income  . . . . . . . . . . . . . . . . . . . . .       3,845              1,592          7,365       3,140
Gain on disposition of real property  . . . . . . . . . . .       1,272              1,110          1,272       1,110
                                                                -------            -------        -------     -------
Income before extraordinary item  . . . . . . . . . . . . .       5,117              2,702          8,637       4,250
Extraordinary loss on debt extinguishment . . . . . . . . .         (96)              (465)          (584)       (465)
                                                                -------            -------        -------     -------
Net income  . . . . . . . . . . . . . . . . . . . . . . . .       5,021              2,237          8,053       3,785
Preferred distributions . . . . . . . . . . . . . . . . . .        (813)                --         (1,284)         --
                                                                -------            -------        -------     -------
Net income available to common stockholders . . . . . . . .     $ 4,208            $ 2,237        $ 6,769     $ 3,785
                                                                =======            =======        =======     =======

Income per share:
    Before extraordinary item, less preferred
       distributions  . . . . . . . . . . . . . . . . . . .     $   .31            $   .26        $   .52     $   .42

    Extraordinary loss on debt extinguishment   . . . . . .        (.01)              (.04)          (.04)       (.05)
                                                                -------            -------        -------     -------
    Net income available to common stockholders   . . . . .     $   .30            $   .22        $   .48     $   .37
                                                                =======            =======        =======     =======

Distributions per share of common stock . . . . . . . . . .     $  .465            $  .455        $   .93     $   .91
                                                                =======            =======        =======     =======

Weighted average number of common stock and
    common stock equivalent shares outstanding  . . . . . .      14,151             10,393         14,179      10,233
                                                                =======            =======        =======     =======


           See Notes to Condensed Consolidated Financial Statements.

                     WALDEN RESIDENTIAL PROPERTIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                      -------------------------------
                                                                                       1996                      1995
                                                                                   ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  8,053                 $   3,785
    Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .         9,659                     7,049
         Gain on disposition of real property . . . . . . . . . . . . . . . . .        (1,272)                   (1,110)
         Extraordinary loss on debt extinguishment  . . . . . . . . . . . . . .           584                       465
         Net effect of changes in operating accounts:
             Escrow deposits  . . . . . . . . . . . . . . . . . . . . . . . . .        (8,911)                   (1,205)
             Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           356                     2,201
             Accrued real estate taxes  . . . . . . . . . . . . . . . . . . . .        (1,139)                      (27)
             Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          (522)                     (336)
             Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . .           (99)                    1,564
                                                                                     --------                 ---------
                 Net cash provided by operating activities  . . . . . . . . . .         6,709                    12,386

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of real estate assets, net of noncash items shown below  . . . . .       (45,948)                  (73,978)
    Real estate asset additions   . . . . . . . . . . . . . . . . . . . . . . .        (2,784)                   (2,853)
    Proceeds from disposition of real property  . . . . . . . . . . . . . . . .         8,300                     8,650
                                                                                     --------                 ---------
         Net cash used in investing activities  . . . . . . . . . . . . . . . .       (40,432)                  (68,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock issuance, net of issuance costs   . . . . . . . . . . .        45,675                    62,020
    Purchase of the Company's common stock  . . . . . . . . . . . . . . . . . .        (3,531)                   --
    Proceeds from mortgage notes payable and credit facility  . . . . . . . . .        48,470                   111,121
    Payment of mortgage notes payable and credit facility   . . . . . . . . . .       (38,970)                 (101,870)
    Payment of financing costs  . . . . . . . . . . . . . . . . . . . . . . . .        (2,631)                   (2,632)
    Additional collateral on loans  . . . . . . . . . . . . . . . . . . . . . .          (650)                     (101)
    Distributions paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (14,476)                   (9,272)
    Principal reductions of debt  . . . . . . . . . . . . . . . . . . . . . . .        (3,724)                     (409)
                                                                                     --------                 ---------
         Net cash provided by financing activities  . . . . . . . . . . . . . .        30,163                    58,857
                                                                                     --------                 ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,560)                    3,062

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .         6,801                     4,289
                                                                                     --------                 ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . .      $  3,241                 $   7,351
                                                                                     ========                 =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . . . . .      $  9,824                 $   7,450
                                                                                     ========                 =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Items related to purchase of assets:
         Mortgage notes assumed . . . . . . . . . . . . . . . . . . . . . . . .      $  7,618                 $  73,055
                                                                                     ========                 =========
         Stock issued for purchase of assets  . . . . . . . . . . . . . . . . .          --                   $  22,825
                                                                                     ========                 =========
    Notes receivable for officer and director stock purchases   . . . . . . . .      $    292                 $   --
                                                                                     ========                 =========
    Preferred distribution payable on convertible equity securities   . . . . .      $    471                 $   --
                                                                                     ========                 =========

           See Notes to Condensed Consolidated Financial Statements.

                      WALDEN RESIDENTIAL PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       INTERIM UNAUDITED FINANCIAL INFORMATION

         Walden Residential Properties, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust, as defined under the Internal Revenue Code of 1986, as amended. As of June 30, 1996, the Company owned 60 multifamily properties, containing 18,495 apartment units, primarily in the Southwest and Southeast regions of the United States. Of such properties owned, two properties consisting of 448 apartment units were held for sale as of June 30, 1996, both of which the Company has entered into an agreement to sell.

         The accompanying unaudited financial statements should be read in conjunction with the Company's Form S-3 Registration Statement dated March 19, 1996 and Form 8-K dated April 23, 1996 and the financial statements and notes thereto included in the Company's Form 10-Q for the three months ended March 31, 1996 and Forms 10-K, as amended, for the periods ended December 31, 1995 and 1994, all of which were filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 30, 1996 and December 31, 1995 and the consolidated results of their operations and cash flows for the six months ended June 30, 1996 and 1995, have been included. The consolidated results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

2.       ACQUISITIONS AND DISPOSITIONS

         During the second quarter of 1996, the Company purchased six apartment properties, consisting of 384 units located in Mesa, Arizona, 874 units in San Antonio, Texas and 416 units in Austin, Texas, for an aggregate cost of approximately $53.6 million. The Arizona property acquisition was funded through the assumption of $7.6 million of fixed rate tax-exempt debt (see Note
3). The other acquisitions were funded by a $16 million borrowing under the Company's credit facility and proceeds from the preferred stock offering (see
Note 5).

         On April 24, 1996, the Company sold a 384-unit apartment property located in Wichita, Kansas for $8.3 million and recognized a gain of $1.3 million.

3.       DEBT MODIFICATIONS AND ASSUMPTIONS

         On May 7, 1996, the Company refinanced $22 million of variable rate tax-exempt debt on two properties through the issuance of tax-exempt bonds, which are insured by Financial Security

                     WALDEN RESIDENTIAL PROPERTIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                 (UNAUDITED)


Assurance, Inc. The new mortgage loans require monthly payments of principal, with a 30-year amortization period, and interest at a fixed rate of 6.7%, including credit enhancement and servicing fees. The mortgage loans mature in March 2026.

         In connection with the acquisition of a 384-unit apartment property in Arizona (see Note 2), the Company assumed a mortgage loan financed through proceeds of tax-exempt bonds issued by the Industrial Development Authority of the County of Maricopa. The mortgage loan has an outstanding balance of $7.6 million and requires monthly payments of principal, with a 25-year amortization period, and bears interest at a fixed rate of 6.5%. The mortgage loan matures in July 2019.

         In June 1996, additional participating lenders were obtained for the Company's credit facility ("Credit Facility"). As a result, effective July 1, 1996, the lenders' total commitment under the Credit Facility increased from $30 million to $75 million.

4.       CONVERTIBLE EQUITY SECURITIES

         In June 1995, the Company acquired a controlling interest in a limited partnership (the "Partnership") which owns 10 apartment properties. This Partnership is being accounted for as wholly-owned since the limited partnership interests in the Partnership which were not purchased by the Company are only exchangeable for an aggregate of 1,012,660 shares of the Company's common stock, and are accounted for as convertible equity securities. A preferred distribution of $471,000 on the convertible equity securities was accrued as of June 30, 1996.

5.       PREFERRED STOCK

         On April 26, 1996, the Company issued 1,800,000 shares of Series A Convertible Redeemable Preferred Stock, pursuant to a shelf registration statement declared effective in June 1995. The preferred stock was priced at $25 per share with a current distribution rate of 9.16%, which rate increases proportionately with increases in the amount of common stock distributions.
The preferred stock is convertible at any time into 1.1406 shares of common stock. The preferred stock is not redeemable by the Company prior to April 30, 2006, and thereafter is redeemable at $25 per share.

         In July 1996, the majority of the Series A preferred stock was exchanged for Series B Convertible Redeemable Preferred Stock. The Series B preferred stock contains the same features described above for the Series A preferred stock.

         In connection with the preferred stock offering, the Company received net proceeds of approximately $43.6 million. The proceeds were used to repay approximately $13 million of existing indebtedness and acquire five apartment properties (see Note 2).

                     WALDEN RESIDENTIAL PROPERTIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (UNAUDITED)

6.       RETIRED COMMON STOCK

         As of June 30, 1996, the Company had acquired 270,100 shares of its common stock at a cost of $5,474,000, of which 122,600 shares were reissued to Company officers and directors in December 1995 and January 1996 and the remaining 147,500 shares were retired in the second quarter of 1996.

7.       NET INCOME PER SHARE OF COMMON STOCK

         Net income per share of common stock has been computed by dividing net income available to common stockholders by the weighted average number of
common stock and common stock equivalent shares outstanding.   Net income
available to common stockholders is net income less the preferred distributions on the convertible equity securities and preferred stock (see Notes 4 and 5). Common stock equivalents include the weighted average number of assumed equivalent shares outstanding from stock options, if dilutive. Fully diluted net income per share of common stock is not materially dilutive and is not presented.

8.       PRO FORMA STATEMENTS OF INCOME (UNAUDITED)

         The following unaudited condensed pro forma information for the six months ended June 30, 1996 and 1995 was prepared from the financial statements of the Company by adjusting for properties acquired or disposed of in 1996 and 1995, including the related debt or stock offerings used to finance the acquisitions or debt that was repaid from proceeds of dispositions, as if all of these transactions had occurred on January 1, 1996 and 1995. This information is not necessarily indicative of what the performance would have been had the Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company. (In thousands, except per share information.)



                                                                         Pro Forma
                                                               -----------------------------
                                                                      Six Months Ended
                                                                          June 30,
                                                               -----------------------------
                                                                  1996              1995
                                                               ----------         ----------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . .       $ 55,147         $ 52,073
Expenses . . . . . . . . . . . . . . . . . . . . . . . . .         46,670           45,381
                                                                 --------         --------
Net income . . . . . . . . . . . . . . . . . . . . . . . .          8,477            6,692
Preferred distributions . . . . . . . . . . . . . . . . .          (3,003)          (3,003)
                                                                 --------         --------
Net income available to common stockholders . . . . . . . .      $  5,474         $  3,689
                                                                 ========         ========
Net income available to common stockholders per share . . .      $    .39         $    .27
                                                                 ========         ========
Weighted averages shares of common stock outstanding . . .         14,179           13,803
                                                                 ========         ========

                     WALDEN RESIDENTIAL PROPERTIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (UNAUDITED)

9.       COMMITMENTS AND CONTINGENCIES

         As of June 30, 1996, the Company had executed five contracts to acquire five apartment properties consisting of 1,250 units. In connection therewith, the Company deposited $400,000 of earnest money. One property, consisting of 224 units, was acquired on August 7, 1996 (see Note 10), while the acquisition of the other properties is subject to the completion of normal due diligence procedures and there is no assurance the Company will purchase such properties.

10.      SUBSEQUENT EVENTS

         In July 1996, the Company purchased (and retired) an additional 152,000 shares of its common stock for a cost of $3,042,000.

         In July 1996, the Company executed five additional contracts to acquire five apartment properties consisting of 1,154 units. In connection therewith, the Company deposited $200,000 of earnest money. The acquisition of the properties is subject to the completion of normal due diligence procedures and there is no assurance the Company will purchase such properties.

         On August 7, 1996, the Company acquired a 224-unit apartment property, located in Jacksonville, Florida, for approximately $6.9 million. The acquisition was funded by a borrowing under the Company's credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the historical condensed consolidated operations of the Company for the three months and six months ended June 30, 1996 and 1995, and the condensed consolidated balance sheet data of the Company as of June 30, 1996 and December 31, 1995.

         The changes in revenues and expenses related to property operations between the periods are primarily the result of the increased number of units owned due to acquisitions of additional multifamily properties by the Company. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

         The following financial and operating data (see Page 11) is provided as supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited except the balance sheet data as of December 31, 1995.

                   SUPPLEMENTAL FINANCIAL AND OPERATING DATA
               (In thousands, except per share and property data)
                                  (Unaudited)

                                                                            Three Months Ended          Six Months Ended
                                                                                 June 30,                   June 30,
                                                                            --------------------        ----------------
OPERATING DATA                                                              1996            1995         1996      1995
                                                                            ----            ----         ----      ----
    Revenues
         Rental income  . . . . . . . . . . . . . . . . . . . . .         $24,437          $16,533      $48,570  $32,365
         Other property income  . . . . . . . . . . . . . . . . .             919              677        1,746    1,314
         Interest income . . . . . . . . . . . . . . . . . . . .              508              218          719      371
         Other income . . . . . . . . . . . . . . . . . . . . . .              98              143          202      250
                                                                          -------          -------      -------  -------
             Total revenues . . . . . . . . . . . . . . . . . . .          25,962           17,571       51,237   34,300
                                                                          -------          -------      -------  -------
    Expenses
         Property operating and maintenance . . . . . . . . . . .           8,829            6,263       17,471   12,179
         Real estate taxes  . . . . . . . . . . . . . . . . . . .           2,296            1,462        4,649    2,826
         General and administrative . . . . . . . . . . . . . . .           1,261              914        2,406    1,715
         Interest . . . . . . . . . . . . . . . . . . . . . . . .           4,765            3,755        9,687    7,391
         Amortization . . . . . . . . . . . . . . . . . . . . . .             219              230          394      436
         Depreciation . . . . . . . . . . . . . . . . . . . . . .           4,747            3,355        9,265    6,613
                                                                          -------          -------      -------  -------
             Total expenses . . . . . . . . . . . . . . . . . . .          22,117           15,979       43,872   31,160
                                                                          -------          -------      -------  -------
    Operating income  . . . . . . . . . . . . . . . . . . . . . .           3,845            1,592        7,365    3,140
    Gain on disposition of real property  . . . . . . . . . . . .           1,272            1,110        1,272    1,110
                                                                          -------          -------      -------  -------
    Income before extraordinary item  . . . . . . . . . . . . . .           5,117            2,702        8,637    4,250
    Extraordinary loss on debt extinguishment   . . . . . . . . .             (96)            (465)        (584)    (465)
                                                                          -------          -------      -------  -------
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . .           5,021            2,237        8,053    3,785
    Preferred distributions   . . . . . . . . . . . . . . . . . .            (813)           --          (1,284)       -
                                                                          -------          -------      -------  -------
    Net income available to common stockholders   . . . . . . . .         $ 4,208          $ 2,237      $ 6,769  $ 3,785
                                                                          =======          =======      =======  =======

    Distributions per share of common stock   . . . . . . . . . .         $  .465          $  .455      $   .93  $   .91
                                                                          =======          =======      =======  =======

    Weighted average number of common stock and
         common stock equivalent shares outstanding . . . . . . .          14,151           10,393       14,179   10,233
                                                                          =======          =======      =======  =======
- -------------------------------------------------------------------------------------------------------------------------

PROPERTY DATA
    Total properties (at end of period)   . . . . . . . . . . . .              60               52           60       52
    Total units (at end of period)  . . . . . . . . . . . . . . .          18,495           16,385       18,495   16,385
    Total units (weighted average)  . . . . . . . . . . . . . . .          17,084           12,673       17,145   12,608
    Weighted average monthly property revenue per unit  . . . . .         $   495          $   453      $   489  $   445
- -------------------------------------------------------------------------------------------------------------------------

OTHER DATA
    Funds from operations (new definition)  . . . . . . . . . . .         $ 8,592          $ 4,947      $16,630  $ 9,753

- -------------------------------------------------------------------------------------------------------------------------

                                                                                     June 30,            December 31,
                                                                                       1996                  1995
                                                                                   ------------          ------------
BALANCE SHEET DATA
    Real estate assets, at cost   . . . . . . . . . . . . . .                         $515,549             $489,607
    Mortgage notes payable and credit facility  . . . . . . .                          272,409              259,015
    Stockholders' equity  . . . . . . . . . . . . . . . . . .                          270,933              235,127

Comparison of Three Months and Six Months Ended June 30, 1996 to Three Months and Six Months Ended June 30, 1995

         The weighted average number of units owned for the second quarter of 1996 increased by 4,411 units, or 34.8%, from 12,673 units for the second quarter of 1995 to 17,084 units for the second quarter of 1996 as a result of the acquisition of additional properties. The portfolio had a weighted average occupancy of 94.7% and 94.8% for the second quarter of 1995 and 1996, respectively.

         The weighted average number of units owned for the six months ended June 30, 1996, increased by 4,537 units, or 36.0%, from 12,608 units for the first six months of 1995 to 17,145 units for the first six months of 1996 as a result of the acquisition of additional properties. Total units owned at June 30, 1995 and 1996 were 16,385 and 18,495, respectively. The portfolio had a weighted average occupancy of 94.2% and 94.6% for the first six months of 1995 and 1996, respectively.

         The Company owned 38 properties with 11,636 units throughout both periods in 1996 and 1995 ("same store"). A summary of the operating performance for same store properties is as follows:



                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                             June 30,
                                                       ----------------------          --------------------------
                                                                               %                                  %
                                                       1996         1995    Change          1996        1995    Change
                                                       ----         ----    ------          ----        ----    ------
Rental and other property revenue (in thousands). .  $ 16,702    $15,812     5.6%        $33,088      $31,151    6.2%
Property operating expenses (in thousands)  (1) . .     7,397      7,081     4.5%         14,642       13,914    5.2%
                                                     --------    -------                 -------      -------
Property operating income (in thousands). . . . . .  $  9,305    $ 8,731     6.6%        $18,446      $17,237    7.0%
                                                     ========    =======                 =======      =======
Weighted average physical occupancy . . . . . . . .     94.6%      94.9%                   94.5%        94.3%
                                                     ========    =======                 =======      =======
Average monthly revenue per unit  . . . . . . . . .  $    478    $   453     5.5%        $   474      $   446    6.3%
                                                     ========    =======                 =======      =======
Average annualized operating and maintenance
   expenses per unit  . . . . . . . . . . . . . . .  $  2,077    $ 1,988     4.5%        $ 2,045      $ 1,952    4.8%
                                                     ========    =======                 =======      =======
Average annualized real estate taxes per unit . . .  $    466    $   447     4.3%        $   472      $   440    7.3%
                                                     ========    =======                 =======      =======
Operating expense ratio . . . . . . . . . . . . . .     44.3%      44.8%      N/A          44.3%        44.7%     N/A
                                                     ========    =======                 =======      =======

         The operating performance of properties not owned throughout both periods in 1996 and 1995 is summarized as follows:

                                                                  Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                --------------------       -------------------
                                                                  1996         1995           1996        1995
                                                                --------    --------       --------     -------
Rental and other property revenue (in thousands). . . . . .     $  8,654    $  1,398       $ 17,228     $ 2,528
Property operating expenses (in thousands)  (1) . . . . . .        3,728         644          7,478       1,091
                                                                --------    --------       --------     -------
Property operating income (in thousands)  . . . . . . . . .     $  4,926    $    754       $  9,750     $ 1,437
                                                                ========    ========       ========     =======
Weighted average number of units  . . . . . . . . . . . . .        5,448       1,037          5,509         972
                                                                ========    ========       ========     =======
Weighted average physical occupancy . . . . . . . . . . . .        95.2%       92.5%          94.8%       93.0%
                                                                ========    ========       ========     =======
Average monthly revenue per unit  . . . . . . . . . . . . .     $    529    $    449       $    521     $   433
                                                                ========    ========       ========     =======
Average annualized operating and maintenance
   expenses per unit  . . . . . . . . . . . . . . . . . . .     $  2,047    $  1,856       $  2,023     $ 1,698
                                                                ========    ========       ========     =======
Average annualized real estate taxes per unit . . . . . . .     $    691    $    628       $    691     $   547
                                                                ========    ========       ========     =======
Operating expense ratio . . . . . . . . . . . . . . . . . .        43.1%       46.1%          43.4%       43.2%
                                                                ========    ========       ========     =======

(1) Consists of property operating and maintenance and real estate tax expenses.

         Interest income increased $290,000 for the second quarter of 1996, or 133.0%, from $218,000 for the second quarter of 1995 to $508,000 for the second quarter of 1996. Interest income increased $348,000 for the first six months of 1996, or 93.8%, from $371,000 for the first six months of 1995 to $719,000 for the first six months of 1996. The increases in interest income were primarily due to interest earned on approximately $30 million of net proceeds from the preferred stock offering in April 1996 and $8.3 million of proceeds from the April 1996 property disposition, both of which were invested in short-term investments throughout the remainder of the second quarter of 1996.

         General and administrative expenses increased $347,000 for the second quarter of 1996, or 38.0%, from $914,000 for the second quarter of 1995 to $1,261,000 for the second quarter of 1996. This represented a per unit increase of $7, or 2.4%, on an annualized basis. General and administrative expenses increased $691,000 for the first six months of 1996, or 40.3%, from $1,715,000 for the first six months of 1995 to $2,406,000 for the first six months of 1996. This represents a per unit increase of $9, or 3.3%, on an annualized basis. The increases in general and administrative expenses were primarily the result of the increase in the occupancy cost due to the relocation of the Company's corporate office, increases in salaries and increased costs associated with the increased number of stockholders.

         Interest expense increased $1,010,000 for the second quarter of 1996, or 26.9%, from $3,755,000 for the second quarter of 1995 to $4,765,000 for the second quarter of 1996. Interest expense increased $2,296,000 for the first six months of 1996, or 31.1%, from $7,391,000 for the first six months of 1995 to $9,687,000 for the first six months of 1996. The increases were primarily due to debt incurred in connection with the acquisition of additional properties, partially offset by a decrease in the weighted average interest rate on debt between periods.

         Depreciation expense increased $1,392,000 for the second quarter of 1996, or 41.5%, from $3,355,000 for the second quarter of 1995 to $4,747,000 for the second quarter of 1996. Depreciation increased $2,652,000 for the first six months of 1996, or 40.1%, from $6,613,000 for the first six months of 1995 to $9,265,000 for the first six months of 1996. The increases were due to depreciation on additional properties acquired.

         The $584,000 extraordinary loss on debt extinguishment recorded in the six months ended June 30, 1996, resulted from the write off of unamortized deferred financing costs due to the refinancing of the Company's credit facility in February 1996 ($488,000) and the refinancing of $22 million of variable rate tax-exempt debt in May 1996 ($96,000). The $465,000 extraordinary loss on debt extinguishment recorded in the first six months of 1995 resulted from the write off of unamortized deferred financing costs and prepayment penalties incurred in connection with the refinancing of two mortgage loans.

         The $1,272,000 gain on disposition of real property recorded in the three months and six months ended June 30, 1996 represented the gain on the sale of a 384-unit apartment property, located in Wichita, Kansas, in April 1996. The disposition generated approximately $8.3 million of net sale proceeds which are held in escrow to be used to purchase an additional property in a tax-free exchange. The purchase is anticipated to be completed in August 1996. The $1,110,000 gain on disposition of real property recorded in the three months and six months ended June 30, 1995 resulted from the sale of a property in April 1995 for approximately $8.7 million.

Liquidity and Capital Resources

         The Company's principal demands for liquidity are distributions to its stockholders, ongoing maintenance and repair of its properties, capital improvements to its properties, acquisitions of properties, interest on indebtedness and debt repayments.

         The Company intends to meet its short-term liquidity requirements, including capital expenditures related to the maintenance and improvements of its properties, through cash flow provided by operations. Historically, cash provided by the Company's operating activities has been adequate to meet both its operating requirements and distributions to stockholders. Net cash flow from operating activities was $6.7 million for the first six months of 1996 (which included a reduction for $8.3 million of proceeds which are held in escrow from the disposition of a property in April 1996). In the first six months of 1996, the Company paid distributions of $14.5 million and expended $1.3 million and $1.5 million, respectively, for capital expenditures and acquisition rehabilitation costs. Such amounts were funded by the net cash flow from operating activities from the first six months of 1996 and existing working capital from the prior year. Capital expenditures and rehabilitation on acquisition properties are anticipated to be approximately $2.3 million and $4.2 million, respectively, on existing properties for the remainder of 1996.

         As of June 30, 1996, the Company had outstanding indebtedness in the aggregate principal amount of $272.4 million, consisting of fixed rate debt of $205.3 million and variable rate debt of $67.1 million (including $16.0 million under the Company's credit facility). The weighted average interest rate on the Company's outstanding indebtedness at June 30, 1996 was approximately 7.3%.

         The Company's ability to meet its long-term liquidity requirements, such as refinancing mortgages and property acquisitions, including capital improvements on property acquisitions, is dependent upon its ability to obtain long-term borrowings, both secured and unsecured, and to issue debt or equity securities. The Company has a $75 million credit facility (the "Credit Facility"), which expires in February 1998, which was increased from $30 million in June 1996 upon obtaining additional participating lenders. The Credit Facility has been used to finance property acquisitions, including capital improvements. The availability of funds to the Company under the Credit Facility is subject, however, to certain borrowing base restrictions and other customary restrictions. As of August 7, 1996, the Company's borrowing base was approximately $43 million. The Company is in the process of securitizing five additional properties under its Credit Facility, which upon completion will bring the borrowing base to approximately $70 million. The Company currently has ten apartment properties under contract which aggregate to a cost of approximately $81 million. One property was acquired on August 7, 1996, with the remaining acquisitions anticipated to close during the next six months. The acquisitions would be funded by borrowings under the Credit Facility, other borrowings or from the proceeds of debt or equity security offerings.

         Investing activities of the Company used $40.4 million in the first six months of 1996, consisting of $45.9 million used for the purchase of real estate assets, $1.3 million spent for capital expenditures and $1.5 million spent for acquisition rehabilitation. These amounts were offset by $8.3 million of proceeds received from the disposition of a property.

         Financing activities of the Company generated $30.2 million in the first six months of 1996, primarily due to (i) $45.7 million of net proceeds from the preferred stock offering in April 1996 and common stock issued under the Company's dividend reinvestment plan, and (ii) $9.5 million of net borrowings under the Credit Facility. This amount was primarily offset by $14.5 million of distributions paid to stockholders, $3.5 million of purchases of the Company's common stock and $3.7 million of principal payments on debt.

Funds from Operations

         Industry analysts generally consider funds from operations ("FFO") an appropriate measure of the performance of an equity real estate investment trust. FFO is defined as net income (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company's performance or as an alternative to cash flow (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Effective January 1, 1996, the Company adopted the modified definition of FFO as recommended by the National Association of Real Estate Investment Trusts. FFO for the three months and six months ended June 30, 1996 and 1995 (as restated to conform to the new definition of FFO) are as follows (unaudited):

                                                               Three Months Ended          Six Months Ended
                                                                    June 30,                   June 30,
                                                             --------------------         ------------------
                                                                1996       1995           1996        1995
                                                             --------     -------        -------    --------
Funds from operations:
    Net income available to common stockholders   . . . .    $  4,208     $  2,237        $ 6,769    $  3,785
    Preferred distributions   . . . . . . . . . . . . . .         813        --             1,284       --
    Extraordinary loss on debt extinguishment   . . . . .          96          465            584         465
    Gain on disposition of real property  . . . . . . . .      (1,272)      (1,110)        (1,272)     (1,110)
    Depreciation of real estate assets  . . . . . . . . .       4,747        3,355          9,265       6,613
                                                             --------     --------        -------    --------
         Funds from operations  . . . . . . . . . . . . .    $  8,592     $  4,947        $16,630    $  9,753
                                                             ========     ========        =======    ========

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

         None.

    ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Meeting of Stockholders was held on May 15, 1996.

         (b) (1) The Stockholders elected five Directors nominated by the Board of Directors:

                                    Affirmative    Negative   Abstentions
                                    -----------    --------   -----------
             Marshall B. Edwards   13,001,923      35,075          --
             Francesco Galesi      12,993,173      43,825          --
             Arch K. Jacobson      12,993,123      43,875          --
             Louis G. Munin        12,990,473      46,525          --
             J. Otis Winters       12,990,623      46,375          --

             (2) The Stockholders approved amendments to the Company's 1994
                 Stock Option Plan:

                Affirmative      Negative     Abstentions      Broker Non-Votes
                -----------      ---------    -----------      ----------------
                  5,493,783      3,007,844        113,766             4,421,605

             (3) The Stockholders ratified the appointment of Deloitte & Touche
                 LLP as independent auditors of the Company for the year ending December 31, 1996:

                Affirmative      Negative     Abstentions
                -----------      --------     -----------
                 12,952,720        57,176          27,102

    ITEM 5.     OTHER INFORMATION

         None.

    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             See Index to Exhibits - Page E-1

         (b) Reports

             None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Walden Residential Properties, Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        WALDEN RESIDENTIAL PROPERTIES, INC.



                                        By: / s / Don R. Daseke
                                            -------------------------------
                                            Don R. Daseke
                                            Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Walden Residential Properties, Inc. and in the capacities and on the dates indicated.





   Signatures                               Title                                        Date
   -----------                              -----                                       ----
/ s /     Don R. Daseke             Chairman of the Board of Directors,            August 7, 1996
- -----------------------------       Chief Executive Officer and Director
Don R. Daseke                       (Principal Executive Officer)




/ s /     Mark S. Dillinger         Executive Vice President, Chief                August 7, 1996
- -----------------------------       Financial Officer and Director
Mark S. Dillinger                   (Principal Financial and Accounting Officer)




/ s /     Marshall B. Edwards       President, Chief Acquisitions Officer          August 7, 1996
- -----------------------------       and Director
Marshall B. Edwards

                                 EXHIBIT INDEX

 EXHIBIT NO.                                 DESCRIPTION
    10.1                                     Promissory Note by and between Crossing & Meadows Partnership, Ltd. and
                                             Collin County Housing Finance Corporation ($12,580,000) dated as of February
                                             1, 1996.

    10.2                                     Promissory Note by and between Crossing & Meadows Partnership, Ltd. and
                                             Collin County Housing Finance Corporation ($9,390,000) dated as of February
                                             1, 1996.

    10.3                                     Purchase and Sale Agreement by and between Walden Residential Properties,
                                             Inc. and America First Arizona REIT, Inc. dated as of April 12, 1996 (Laguna
                                             Point Apartments).

    10.4                                     Assignment and Assumption Agreement by and among America First Arizona REIT,
                                             Inc., Walden AZ Corporation, The Industrial Development Authority of the
                                             County of Maricopa and First Bank National Association dated as of June 4,
                                             1996.

    10.5                                     Purchase and Sale Agreement by and between Walden Residential Properties,
                                             Inc. and IBEX Costa del Sol Corp., dated as of April 29, 1996 (Costa del Sol
                                             Apartments).

    10.6                                     Purchase and Sale Agreement by and between Walden Residential Properties,
                                             Inc. and IBEX Remington Corp., dated as of April 29, 1996 (Remington
                                             Apartments).

    10.7                                     Purchase and Sale Agreement by and between Walden Residential Properties,
                                             Inc. and IBEX Summer Oaks Corporation, dated as of April 29, 1996 (Summer
                                             Oaks Apartments).

    10.8                                     Purchase and Sale Agreement by and between Walden Residential Properties,
                                             Inc. and IBEX St. Moritz Corp., dated as of April 29, 1996 (Villas of St.
                                             Moritz Apartments).

                                 EXHIBIT INDEX
                                  (Continued)

 EXHIBIT NO.                                 DESCRIPTION
    10.9                                     Real Estate Acquisition Contract and Escrow Instructions by and between
                                             Stonegate Lewisville Associated, Ltd. and Walden Residential Properties,
                                             Inc. dated as of May 21, 1996 (Ashbury Parke Apartments).

    11.1                                     Computation of Net Income per Share

     12                                      Computation of Ratio of Earnings to Combined Fixed
                                             Charges and Preferred Stock Dividends

     27                                      Financial Data Schedule