Form 10-Q
period 1996-09-30
WALDEN RESIDENTIAL PROPERTIES INC
filed 1996-11-12
CIK 913280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996



                        Commission file number:   1-12592

                       WALDEN RESIDENTIAL PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)

                                    MARYLAND
                          (State or other jurisdiction
                              of incorporation or
                                  organization)

                                   75-2506197
                                (I.R.S. Employer
                                 Identification
                                     Number)

                               One Lincoln Centre
                           5400 LBJ Freeway, Suite 400
                              Dallas, Texas 75240
                    (Address of principal executive offices)

                                 (972) 788-0510
               (Registrant's telephone number, including area code)

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

       As of November 8, 1996, there were 15,757,361 shares of Common Stock,
                         $0.01 par value, outstanding.



                      WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September
          30, 1996 (Unaudited) and December 31, 1995 . . . . . . .      3

          Condensed Consolidated Statements of Income for the
          Three Months nd Nine Months Ended September 30, 1996
          and 1995 (Unaudited) . . . . . . . . . . . . . . . . . .      4

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1996 and 1995
          (Unaudited). . . . . . . . . . . . . . . . . . . . . . .      5

          Notes to Condensed Consolidated Financial Statements
          (Unaudited). . . . . . . . . . . . . . . . . . . . . . .      6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . .      9

PART 2.   OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . .      15

  Item 2. Changes in Securities. . . . . . . . . . . . . . . . . .      15

  Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . .      15

  Item 4. Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . .      15

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . .      15

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .      15



PART 1.   FINANCIAL INFORMATION

  Item 1. Financial Statements

                                 WALDEN RESIDENTIAL PROPERTIES, INC.
                                Condensed Consolidated Balance Sheets
                                           (In thousands)

                                               September 30, 1996  December 31, 1995
                                               ------------------  -----------------
                                                   (Unaudited)
ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . . . . . . .  $  72,518          $ 60,637
  Buildings. . . . . . . . . . . . . . . . . . . .    539,521           452,704
                                                    ---------          --------
                                                      612,039           513,341
     Less:  Accumulated depreciation . . . . . . .    (36,160)          (23,734)
                                                    ---------          --------
                                                      575,879           489,607

Receivable from and investment in WDN Management .      1,105             1,005
Rent and other receivables . . . . . . . . . . . .      2,003             1,448
Prepaid and other assets . . . . . . . . . . . . .      3,085             1,353
Deferred financing costs, net. . . . . . . . . . .      6,132             4,359
Cash and cash equivalents. . . . . . . . . . . . .      4,870             6,801
Restricted cash:
  Escrow deposits. . . . . . . . . . . . . . . . .      5,525             4,105
  Additional collateral on loans . . . . . . . . .      2,520             1,870
                                                     --------          --------
     Total assets. . . . . . . . . . . . . . . . .   $601,119          $510,548
                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . . . . . . .   $251,477          $252,515
  Credit facility. . . . . . . . . . . . . . . . .     35,800             6,500
  Accrued real estate taxes. . . . . . . . . . . .      8,535             6,522
  Accounts payable . . . . . . . . . . . . . . . .      5,032             4,815
  Accrued expenses and other liabilities . . . . .      4,858             4,608
  Preferred distribution payable on convertible
    equity securities. . . . . . . . . . . . . . .        377               461
                                                     --------          --------
     Total liabilities . . . . . . . . . . . . . .    306,079           275,421
Commitments and contingencies
Stockholders' equity:
  Convertible equity securities. . . . . . . . . .     14,886            18,608
  Common stock . . . . . . . . . . . . . . . . . .        157               142
  Preferred stock. . . . . . . . . . . . . . . . .         18              --
  Additional paid in capital . . . . . . . . . . .    312,140           238,899
  Notes receivable from Company officers and
    directors. . . . . . . . . . . . . . . . . . .     (5,263)           (4,971)
  Distributions in excess of net income. . . . . .    (26,898)          (17,551)
                                                     --------          --------
     Total stockholders' equity. . . . . . . . . .    295,040           235,127
                                                     --------          --------
     Total liabilities and stockholders' equity. .   $601,119          $510,548
                                                     ========          ========

                     See Notes to Condensed Consolidated Financial Statements.


                                 WALDEN RESIDENTIAL PROPERTIES, INC.
                             Condensed Consolidated Statements of Income
                            (In thousands, except per share information)
                                             (Unaudited)

                                                Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                                ------------------   ------------------
                                                  1996      1995       1996      1995
                                                 ------    ------     ------    ------
REVENUES
  Rental income . . . . . . . . . . . . . . .   $27,462   $22,563    $76,032   $54,928
  Other property income . . . . . . . . . . .     1,064       920      2,810     2,234
  Interest income . . . . . . . . . . . . . .       329       202      1,048       573
  Other income. . . . . . . . . . . . . . . .        44       141        246       391
                                                -------   -------    -------   -------
     Total revenues . . . . . . . . . . . . .    28,899    23,826     80,136    58,126

EXPENSES
  Property operating and maintenance. . . . .     9,848     8,307     27,319    20,486
  Real estate taxes . . . . . . . . . . . . .     2,600     2,237      7,249     5,063
  General and administrative. . . . . . . . .     1,296       992      3,702     2,707
  Interest. . . . . . . . . . . . . . . . . .     5,123     4,730     14,810    12,121
  Amortization. . . . . . . . . . . . . . . .       272       235        666       671
  Depreciation. . . . . . . . . . . . . . . .     4,997     4,534     14,262    11,147
                                                -------   -------    -------   -------
     Total expenses . . . . . . . . . . . . .    24,136    21,035     68,008    52,195
                                                -------   -------    -------   -------

Operating income. . . . . . . . . . . . . . .     4,763     2,791     12,128     5,931
Gain on disposition of real property. . . . .       724      --        1,996     1,110
                                                -------   -------    -------   -------
Income before extraordinary item. . . . . . .     5,487     2,791     14,124     7,041
Extraordinary loss on debt extinguishment . .      (488)     --       (1,072)     (465)
                                                -------   -------    -------   -------
Net income. . . . . . . . . . . . . . . . . .     4,999     2,791     13,052     6,576
Preferred distributions . . . . . . . . . . .    (1,409)     (461)    (2,693)     (461)
                                                -------   -------    -------   -------
Net income available to common stockholders .   $ 3,590   $ 2,330    $10,359   $ 6,115
                                                =======   =======    =======   =======
Income per share:
  Before extraordinary item, less preferred
     distributions. . . . . . . . . . . . . .   $   .28   $   .17    $   .80   $   .57
  Extraordinary loss on debt extinguishment .      (.03)     --         (.08)     (.04)
                                                -------   -------    -------   -------
  Net income available to common
    stockholders. . . . . . . . . . . . . . .   $   .25   $   .17    $   .72   $   .53
                                                =======   =======    =======   =======

Distributions per share of common stock . . .   $  .465   $  .455    $ 1.395   $ 1.365
                                                =======   =======    =======   =======
Weighted average number of common stock and
   common stock equivalent shares
   outstanding. . . . . . . . . . . . . . . .    14,645    13,945     14,335    11,484
                                                =======   =======    =======   =======

                      See Notes to Condensed Consolidated Financial Statements.



                       WALDEN RESIDENTIAL PROPERTIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                           ------------------
                                                             1996       1995
                                                            ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . .  $  13,052  $   6,576
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization. . . . . . . . . . .     14,928     11,818
     Gain on disposition of real property . . . . . . .     (1,996)    (1,110)
     Extraordinary loss on debt extinguishment. . . . .      1,072        465
     Amortization of prepaid interest expense . . . . .         23       --
     Net effect of changes in operating accounts:
       Escrow deposits. . . . . . . . . . . . . . . . .     (1,455)    (1,461)
       Other assets . . . . . . . . . . . . . . . . . .     (2,353)      (422)
       Accrued real estate taxes. . . . . . . . . . . .      2,013      2,137
       Accounts payable . . . . . . . . . . . . . . . .        528      1,073
       Other liabilities. . . . . . . . . . . . . . . .        250      1,184
                                                         ---------  ---------
          Net cash provided by operating activities . .     26,062     20,260

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate assets, net of noncash
    items shown below . . . . . . . . . . . . . . . . .   (108,730)   (73,982)
  Real estate asset additions . . . . . . . . . . . . .     (5,281)    (4,113)
  Proceeds from disposition of real property,
    net of noncash item . . . . . . . . . . . . . . . .     18,696      8,654
                                                         ---------  ---------
     Net cash used in investing activities. . . . . . .    (95,315)   (69,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance, net of issuance costs .     79,715     65,341
  Purchase of the Company's common stock. . . . . . . .     (6,573)      --
  Purchase of convertible equity securities . . . . . .     (3,975)      --
  Distributions paid. . . . . . . . . . . . . . . . . .    (22,484)   (15,585)
  Proceeds from mortgage notes payable and credit
    facility. . . . . . . . . . . . . . . . . . . . . .     91,270    113,121
  Payment of mortgage notes payable and credit
    facility. . . . . . . . . . . . . . . . . . . . . .    (61,970)  (107,870)
  Principal reductions of debt. . . . . . . . . . . . .     (4,461)      (733)
  Payment of financing costs. . . . . . . . . . . . . .     (3,550)    (3,645)
  Additional collateral on loans. . . . . . . . . . . .       (650)    (1,256)
                                                         ---------  ---------
     Net cash provided by financing activities. . . . .     67,322     49,373
                                                         ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. .     (1,931)       192

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . .      6,801      4,289
                                                         ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . .  $   4,870  $   4,481
                                                         =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest. . . . . . . . . . . . . . . .  $  14,786  $  12,085
                                                         =========  =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
  Items related to purchase of assets:
     Mortgage notes assumed . . . . . . . . . . . . . .  $   7,618  $  73,055
                                                         =========  =========
     Stock issued for purchase of assets. . . . . . . .  $    --    $  22,825
                                                         =========  =========
  Mortgage note assumed by buyer upon disposition
    of property . . . . . . . . . . . . . . . . . . . .  $   4,195  $    --
                                                         =========  =========
  Notes receivable for officer and director
    stock purchases . . . . . . . . . . . . . . . . . .  $     292  $    --
                                                         =========  =========
  Preferred distribution payable on convertible equity
    securities. . . . . . . . . . . . . . . . . . . . .  $     377  $     461
                                                         =========  =========

              See Notes to Condensed Consolidated Financial Statements.


                         WALDEN RESIDENTIAL PROPERTIES, INC.
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)

1.   Interim Unaudited Financial Information

     Walden Residential Properties, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust, as defined under the Internal Revenue Code of 1986, as amended. As of September 30, 1996, the Company owned 65 multifamily properties, containing 19,953 apartment units, primarily in the Southwest and Southeast regions of the United States.

     The accompanying unaudited financial statements should be read in conjunction with the Company's Form S-3 Registration Statements, as amended, dated March 19, 1996 and October 9, 1996, Forms 8-K, as amended, dated April 23, 1996 and September 16, 1996, and the financial statements and notes thereto included in the Company's Forms 10-Q for the periods ended June 30, 1996 and March 31, 1996, and Forms 10-K, as amended, for the periods ended December 31, 1995 and 1994, all of which were filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 30, 1996 and the consolidated results of their operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995, have been included. The consolidated results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the full year.

     Effective July 1, 1996, the Company implemented prospectively a new accounting policy whereby capital expenditures for carpet replacement are capitalized instead of expensed. The Company believes that the newly adopted accounting policy is preferable because it is consistent with policies currently being used by the majority of the largest apartment real estate investment trusts and provides a better matching of expenses with the related benefit of the expenditure.

2.   Acquisitions and Dispositions

     During the third quarter of 1996, the Company purchased seven apartment properties, consisting of 1,906 units located in Florida, Texas and Tennessee, for an aggregate purchase price of approximately $62.6 million. The property acquisitions were funded by $39.7 million of borrowings under the Company's credit facility with the remainder funded from proceeds from a common stock offering in August 1996 (see Note 4).

     The Company sold a 304-unit apartment property located in Corpus Christi, Texas for $9.2 million in August 1996 and a 144-unit apartment property located in Stone Mountain, Georgia for $5.8 million in September 1996. In connection with the sale of the Georgia property, the outstanding fixed-rate debt on the property of $4.2 million was assumed by the purchaser. In connection with both sales, the Company recognized an aggregate gain of $724,000.

3.   Convertible Equity Securities

     In June 1995, the Company acquired a controlling interest in a limited partnership (the "Partnership") which currently owns 10 apartment properties. This Partnership is being accounted for as wholly-owned since the limited partnership interests in the Partnership which were not purchased by the Company are only exchangeable for shares of the Company's common stock, and are accounted for as convertible equity securities. The limited partnership interests were initially exchangeable for an aggregate of 1,012,660 shares of the Company's common stock. In September 1996, the Company purchased a limited partner's interest in the Partnership for $4.0 million. As a result, as of September 30, 1996, the remaining limited partnership interests not owned by the Company are exchangeable for an aggregate of 810,128 shares of the Company's common stock. A preferred distribution of $377,000 on the convertible equity securities was accrued as of September 30, 1996.

4.   Common and Preferred Stock Transactions

     On July 1, 1996, 14,000 shares of the Company's 9.16% Series A Convertible Redeemable Preferred Stock were converted into 15,968 shares of common stock.

     In July 1996, the Company purchased (and retired) 152,000 shares of its common stock at a cost of $3,042,000.

     On August 27, 1996, the Company issued 1,525,000 shares of its common stock at $20.625 per share for net proceeds of approximately $29.8 million. On September 20, 1996, the Company issued an additional 155,250 shares of its common stock in connection with the exercise of the over-allotment option by the underwriters of such stock offering. The Company received additional net proceeds of approximately $3.0 million.

5.   Net Income Per Share of Common Stock

     Net income per share of common stock has been computed by dividing net income available to common stockholders by the weighted average number of common
stock and common stock equivalent shares outstanding.   Net income available to
common stockholders is net income less the preferred distributions on the convertible equity securities and preferred stock. Common stock equivalents include the weighted average number of assumed equivalent shares outstanding from stock options, if dilutive. Fully diluted net income per share of common stock is not materially dilutive and is not presented.

6.   Pro Forma Statements of Income (Unaudited)

     The following unaudited condensed pro forma information for the nine months ended September 30, 1996 and 1995 was prepared from the financial statements of the Company by adjusting for properties acquired or disposed of in 1996 and 1995, including the related stock offerings or debt used to finance the acquisitions or debt that was repaid from proceeds of dispositions, as if all of these transactions had occurred on January 1, 1996 and 1995. This information is not necessarily indicative of what the performance would have been had the Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company. (In thousands, except per share information.)

                                                         Pro Forma
                                                     Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                      1996       1995
                                                     ------     ------
Revenues. . . . . . . . . . . . . . . . . . . . .   $89,409    $84,808
Expenses. . . . . . . . . . . . . . . . . . . . .    75,741     74,291
                                                    -------    -------
Net income (1). . . . . . . . . . . . . . . . . .    13,668     10,517
Preferred distributions . . . . . . . . . . . . .    (4,402)    (4,504)
                                                    -------    -------
Net income available to common stockholders (1) .   $ 9,266    $ 6,013
                                                    =======    =======
Net income available to common stockholders
  per share (1) . . . . . . . . . . . . . . . . .   $   .59    $   .39
                                                    =======    =======
Weighted average shares of common stock
  outstanding . . . . . . . . . . . . . . . . . .    15,815     15,531
                                                    =======    =======

(1)  Before extraordinary item.



7.   Commitments and Contingencies

     As of September 30, 1996, the Company had executed contracts to acquire four apartment properties consisting of 1,030 units (of which one property with 170 units was purchased in October 1996 - see Note 8.) In connection therewith, the Company deposited $675,000 of earnest money. The property acquisitions are subject to the completion of normal due diligence procedures and there is no assurance the Company will purchase such properties.

8.   Subsequent Events

     On October 2, 1996, the Company purchased a 170-unit apartment property located in Dallas/Fort Worth, Texas for approximately $4.8 million. The acquisition was funded by a borrowing under the Company's credit facility.

     On October 9, 1996, the Company filed a shelf registration for $150,000,000 in shares of common or preferred stock or warrants to purchase shares of common or preferred stock.

     On October 31, 1996, the Company refinanced $14.4 million of existing fixed-rate debt on three properties. The new mortgage loans total $15.5 million and require aggregate monthly payments of approximately $119,000, including principal and interest, at an average fixed rate of 7.9%, through November 2003. In connection with these refinancings, the Company incurred financing costs of approximately $306,000.

     On November 7, 1996, the Company declared a cash distribution of $.465 per share and $.5725 per share to its common and preferred stockholders, respectively. The distributions are payable on December 4, 1996, to holders of record on November 18, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

     The following discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the historical condensed consolidated operations of the Company for the three months and nine months ended September 30, 1996 and 1995, and the condensed consolidated balance sheet data of the Company as of September 30, 1996 and December 31, 1995.

     The changes in revenues and expenses related to property operations between the periods are primarily the result of the increased number of units owned due to acquisitions of additional multifamily properties by the Company. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

     The following financial and operating data (see Page 10) is provided as supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited except the balance sheet data as of December 31, 1995.



                    SUPPLEMENTAL FINANCIAL AND OPERATING DATA
               (In thousands, except per share and property data)
                                   (Unaudited)

                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                              ------------------     -----------------
                                               1996        1995       1996       1995
                                              ------      ------     ------     ------
OPERATING DATA
  Revenues
     Rental income. . . . . . . . . . . . .  $27,462     $22,563    $76,032    $54,928
     Other property income. . . . . . . . .    1,064         920      2,810      2,234
     Interest income. . . . . . . . . . . .      329         202      1,048        573
     Other income . . . . . . . . . . . . .       44         141        246        391
                                             -------     -------    -------    -------
       Total revenues . . . . . . . . . . .   28,899      23,826     80,136     58,126
                                             -------     -------    -------    -------
  Expenses
     Property operating and maintenance . .    9,848       8,307     27,319     20,486
     Real estate taxes. . . . . . . . . . .    2,600       2,237      7,249      5,063
     General and administrative . . . . . .    1,296         992      3,702      2,707
     Interest . . . . . . . . . . . . . . .    5,123       4,730     14,810     12,121
     Amortization . . . . . . . . . . . . .      272         235        666        671
     Depreciation . . . . . . . . . . . . .    4,997       4,534     14,262     11,147
                                             -------     -------    -------    -------
       Total expenses . . . . . . . . . . .   24,136      21,035     68,008     52,195
                                             -------     -------    -------    -------
  Operating income. . . . . . . . . . . . .    4,763       2,791     12,128      5,931
  Gain on disposition of real property. . .      724        --        1,996      1,110
                                             -------     -------    -------    -------
  Income before extraordinary item. . . . .    5,487       2,791     14,124      7,041
  Extraordinary loss on debt
    extinguishment. . . . . . . . . . . . .     (488)       --       (1,072)      (465)
                                             -------     -------    -------    -------
  Net income. . . . . . . . . . . . . . . .    4,999       2,791     13,052      6,576
  Preferred distributions . . . . . . . . .   (1,409)       (461)    (2,693)      (461)
                                             -------     -------    -------    -------
  Net income available to common
     stockholders . . . . . . . . . . . . .  $ 3,590     $ 2,330    $10,359    $ 6,115
                                             =======     =======    =======    =======
  Distributions per share of common stock .  $  .465     $  .455    $ 1.395    $ 1.365
                                             =======     =======    =======    =======
  Weighted average number of common stock
     and common stock equivalent shares
     outstanding. . . . . . . . . . . . . .   14,645      13,945     14,335     11,484
                                             =======     =======    =======    =======

PROPERTY DATA
  Total properties (at end of period) . . .       65          52         65         52
  Total units (at end of period). . . . . .   19,953      16,385     19,953     16,385
  Total units (weighted average). . . . . .   18,972      16,385     17,758     13,881
  Weighted average monthly property
     revenue per unit . . . . . . . . . . .  $   501     $   478    $   493    $   458

OTHER DATA
  Funds from operations (new definition). .  $ 9,760     $ 7,325    $26,390    $17,078

                                           September 30,    December 31,
                                               1996            1995
                                           -------------    ------------
BALANCE SHEET DATA
  Real estate assets, net, at cost . . . .   $575,879         $489,607
  Mortgage notes payable and credit
    facility . . . . . . . . . . . . . . .    287,277          259,015
  Stockholders' equity . . . . . . . . . .    295,040          235,127



COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995

     The weighted average number of units owned for the third quarter of 1996 increased by 2,587 units, or 15.8%, from 16,385 units for the third quarter of 1995 to 18,972 units for the third quarter of 1996 as a result of the acquisition of additional properties. The portfolio had a weighted average occupancy of 94.7% for both the third quarter of 1995 and 1996.

     The weighted average number of units owned for the nine months ended September 30, 1996, increased by 3,877 units, or 27.9%, from 13,881 units for the first nine months of 1995 to 17,758 units for the first nine months of 1996 as a result of the acquisition of additional properties. Total units owned at September 30, 1995 and 1996 were 16,385 and 19,953, respectively. The portfolio had a weighted average occupancy of 94.4% and 94.7% for the first nine months of 1995 and 1996, respectively.

     The Company owned 36 properties with 11,188 units throughout both periods in 1996 and 1995 ("same store"). A summary of the operating performance for same store properties is as follows:

                                  Three Months Ended               Nine Months Ended
                                     September 30,                   September 30,
                                  ------------------     %         -----------------     %
                                   1996        1995    Change       1996       1995    Change
                                  ------      ------   ------      ------     ------   ------
Rental and other property
  revenue (in thousands) . . .   $16,022     $15,296    4.7%      $47,617    $45,038    5.7%
Property operating expenses
  (in thousands) (1) . . . . .     6,916       7,071   -2.2%       20,981     20,358    3.1%
                                 -------     -------              -------    -------
Property operating income
  (in thousands) . . . . . . .   $ 9,106     $ 8,225   10.7%      $26,636    $24,680    7.9%
                                 =======     =======              =======    =======
Weighted average physical
  occupancy. . . . . . . . . .     94.6%       94.9%                94.5%      94.5%
                                 =======     =======              =======    =======
Average monthly revenue per
  unit . . . . . . . . . . . .   $   477     $   456    4.6%      $   473    $   447    5.8%
                                 =======     =======              =======    =======
Average annualized operating
  and maintenance expenses
  per unit . . . . . . . . . .   $ 2,010     $ 2,052   -2.0%      $ 2,032    $ 1,976    2.8%
                                 =======     =======              =======    =======
Average annualized real estate
  taxes per unit . . . . . . .   $   463     $   476   -2.7%      $   468    $   450    4.0%
                                 =======     =======              =======    =======
Operating expense ratio. . . .     43.2%       46.2%    N/A         44.1%      45.2%    N/A
                                 =======     =======              =======    =======

     The operating performance of properties not owned throughout both periods in 1996 and 1995 is summarized as follows:

                                    Three Months Ended               Nine Months Ended
                                       September 30,                    September 30,
                                    ------------------               -----------------
                                     1996        1995                 1996       1995
                                    ------      ------               ------     ------
Rental and other property
  revenue (in thousands) . . .     $12,504     $ 8,187              $31,225    $12,124
Property operating expenses
  (in thousands) (1) . . . . .       5,532       3,473               13,587      5,191
                                   -------     -------              -------    -------
Property operating income
  (in thousands) . . . . . . .     $ 6,972     $ 4,714              $17,638    $ 6,933
                                   =======     =======              =======    =======
Weighted average number of
  units. . . . . . . . . . . .       7,784       5,197                6,570      2,693
                                   =======     =======              =======    =======
Weighted average physical
  occupancy. . . . . . . . . .       94.8%       94.3%                95.0%      94.0%
                                   =======     =======              =======    =======
Average monthly revenue per
  unit . . . . . . . . . . . .     $   535     $   525              $   528    $   500
                                   =======     =======              =======    =======
Average annualized operating
  and maintenance expenses per
  unit . . . . . . . . . . . .     $ 2,172     $ 1,977              $ 2,084    $ 1,932
                                   =======     =======              =======    =======
Average annualized real estate
  taxes per unit . . . . . . .     $   671     $   696              $   673    $   638
                                   =======     =======              =======    =======
Operating expense ratio. . . .       44.2%       42.4%                43.5%      42.8%
                                   =======     =======              =======    =======

(1) Consists of property operating and maintenance and real estate tax expenses.

     Interest income increased $127,000 for the third quarter of 1996, or 62.9%, from $202,000 for the third quarter of 1995 to $329,000 for the third quarter of 1996. Interest income increased $475,000 for the first nine months of 1996, or 82.9%, from $573,000 for the first nine months of 1995 to $1,048,000 for the first nine months of 1996. The increases in interest income were primarily due to interest earned on notes receivable from stock issuances to officers and directors of the Company in December 1995 and January 1996.

     General and administrative expenses increased $304,000 for the third quarter of 1996, or 30.6%, from $992,000 for the third quarter of 1995 to $1,296,000 for the third quarter of 1996. This represented a per unit increase of $31, or 12.8%, on an annualized basis. General and administrative expenses increased $995,000 for the first nine months of 1996, or 36.7%, from $2,707,000 for the first nine months of 1995 to $3,702,000 for the first nine months of 1996. This represents a per unit increase of $18, or 6.9%, on an annualized basis. The increases in general and administrative expenses were primarily the result of the increase in the occupancy cost due to the relocation of the Company's corporate office, increases in salaries and increased costs associated with the increased number of stockholders.

     Interest expense increased $393,000 for the third quarter of 1996, or 8.3%, from $4,730,000 for the third quarter of 1995 to $5,123,000 for the third quarter of 1996. Interest expense increased $2,689,000 for the first nine months of 1996, or 22.2%, from $12,121,000 for the first nine months of 1995 to $14,810,000 for the first nine months of 1996. The increases were primarily due to additional debt incurred in connection with the acquisition of additional properties, partially offset by a decrease in the weighted average interest rate on debt between periods.

     Depreciation expense increased $463,000 for the third quarter of 1996, or 10.2%, from $4,534,000 for the third quarter of 1995 to $4,997,000 for the third quarter of 1996. Depreciation increased $3,115,000 for the first nine months of 1996, or 27.9%, from $11,147,000 for the first nine months of 1995 to $14,262,000 for the first nine months of 1996. The increases were due to depreciation on additional properties acquired.

     The $1,072,000 extraordinary loss on debt extinguishment recorded in the nine months ended September 30, 1996, resulted from the write off of unamortized deferred financing costs due to the refinancing of the Company's credit facility in February 1996 ($488,000), the refinancing of $22 million of variable rate tax-exempt debt in May 1996 ($96,000) and the repayment of the debt on a property sold in September 1996 ($488,000). The $465,000 extraordinary loss on debt extinguishment recorded in the first nine months of 1995 resulted from the write off of unamortized deferred financing costs and prepayment penalties incurred in connection with the refinancing of two mortgage loans.

     The $1,996,000 gain on disposition of real property recorded in the nine months ended September 30, 1996 represented the gain on the sale of a 384-unit apartment property, located in Wichita, Kansas, in April 1996 (a $1,272,000 gain), a 304-unit apartment property, located in Corpus Christi, Texas, in August 1996 and a 144-unit apartment property, located in Stone Mountain, Georgia, in September 1996. These dispositions generated approximately $22.9 million of net sale proceeds which were used to purchase additional properties. The $1,110,000 gain on disposition of real property recorded in the nine months ended September 30, 1995 resulted from the sale of a property in April 1995 for approximately $8.7 million.

Liquidity and Capital Resources
-------------------------------

     The Company's principal demands for liquidity are distributions to its stockholders, ongoing maintenance and repair of its properties, capital improvements to its properties, acquisitions of properties, interest on indebtedness and debt repayments.

     The Company intends to meet its short-term liquidity requirements, including capital expenditures related to the maintenance and improvements of its properties, through cash flow provided by operations. Historically, cash provided by the Company's operating activities has been adequate to meet both its operating requirements and distributions to stockholders. Net cash flow from operating activities was $26.1 million for the first nine months of 1996. In the first nine months of 1996, the Company paid distributions of $22.5 million and expended $2.9 million and $2.4 million, respectively, for capital expenditures and acquisition rehabilitation costs. Such amounts were funded by the net cash flow from operating activities from the first nine months of 1996 and existing working capital from the prior year. Capital expenditures on existing properties are anticipated to be approximately $0.9 million for the remainder of 1996. Rehabilitation on acquisition properties are anticipated to be approximately $6.9 million for the remainder of 1996 and the first half of 1997.

     As of September 30, 1996, the Company had outstanding indebtedness in the aggregate principal amount of $287.3 million, consisting of fixed rate debt of $200.4 million and variable rate debt of $86.9 million (including $35.8 million under the Company's credit facility). The weighted average interest rate on the Company's outstanding indebtedness at September 30, 1996 was approximately
7.4%.

     The Company's ability to meet its long-term liquidity requirements, such as refinancing mortgages and property acquisitions, including capital improvements on property acquisitions, is dependent upon its ability to obtain long-term borrowings, both secured and unsecured, and to issue debt or equity securities. The Company has a $75 million credit facility (the "Credit Facility"), which expires in February 1998. The Credit Facility has been used to finance property acquisitions, including capital improvements. The availability of funds to the Company under the Credit Facility is subject, however, to certain borrowing base restrictions and other customary restrictions. As of September 30, 1996, the Company's borrowing base was approximately $57.1 million. The Company currently has four apartment properties under contract which would cost approximately $36.5 million in the aggregate (of which one property was purchased in October 1996 for approximately $4.8 million). The acquisitions would be funded by borrowings under the Credit Facility, other borrowings or from the proceeds of debt or equity security offerings.

     Investing activities of the Company used $95.3 million in the first nine months of 1996, consisting of $108.7 million used for the purchase of real estate assets, $2.9 million spent for capital expenditures and $2.4 million spent for acquisition rehabilitation. These amounts were offset by $18.7 million of proceeds received from the three property dispositions.

     Financing activities of the Company generated $67.3 million in the first nine months of 1996, primarily due to (i) $79.7 million of net proceeds from common and preferred stock offerings and common stock issued under the Company's dividend reinvestment plan, and (ii) $29.3 million of net borrowings under the Credit Facility. This amount was primarily offset by $22.5 million of distributions paid to stockholders, $6.6 million of purchases of the Company's common stock, $4.5 million of principal payments on debt and $4.0 million used to purchase certain of the convertible equity securities (see Note 3 to the condensed consolidated financial statements included herein).

Funds from Operations
---------------------

     Industry analysts generally consider funds from operations ("FFO") an appropriate measure of the performance of an equity real estate investment trust. FFO is defined as net income (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company's performance or as an alternative to cash flow (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Effective January 1, 1996, the Company adopted the modified definition of FFO as recommended by the National Association of Real Estate Investment Trusts. FFO for the three months and nine months ended September 30, 1996 and 1995 (as restated to conform to the new definition of FFO) are as follows (unaudited):

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                     ------------------       ----------------
                                      1996        1995         1996      1995
                                     ------      ------       ------    ------
Funds from operations:
  Net income available to common
  stockholders . . . . . . . . . .  $ 3,590     $ 2,330      $10,359   $ 6,115
  Preferred distributions. . . . .    1,409         461        2,693       461
  Extraordinary loss on debt
    extinguishment . . . . . . . .      488        --          1,072       465
  Gain on disposition of real
    property . . . . . . . . . . .     (724)       --         (1,996)   (1,110)
  Depreciation of real estate
    assets . . . . . . . . . . . .    4,997       4,534       14,262    11,147
                                    -------     -------      -------   -------
     Funds from operations . . . .  $ 9,760     $ 7,325      $26,390   $17,078
                                    =======     =======      =======   =======

Implementation of New Accounting Policy
---------------------------------------

     Effective July 1, 1996, the Company implemented prospectively a new accounting policy whereby capital expenditures for carpet replacement are capitalized instead of expensed. The Company believes that the newly adopted accounting policy is preferable because it is consistent with policies currently being used by the majority of the largest apartment real estate investment trusts and provides a better matching of expenses with the related benefit of the expenditure.

Inflation
---------

     The Company leases apartments under lease terms generally ranging from six to 12 months. Management believes that such short-term lease contracts lessen the impact of inflation on the cost of property operations, as well as allow for the adjustment of rental rates to market levels as leases expire.



PART 2.   OTHER INFORMATION

  Item 1.  Legal Proceedings
  --------------------------

     None.

  Item 2.  Changes in Securities
  ------------------------------

     None.

  Item 3.  Defaults Upon Senior Securities
  ----------------------------------------

     None.

  Item 4.  Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------

     None.

  Item 5.  Other Information
  --------------------------

     None.

  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

     (a)   Exhibits

       See Index to Exhibits - Page E-1

     (b)   Reports

       A report on Form 8-K was filed on September 16, 1996, for the acquisition of 14 apartment properties consisting of 3,580 units and the disposition of three properties consisting of 832 units. An amendment to such Form 8-K was filed on November 8, 1996, containing the required financial statements.



                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, Walden Residential Properties, Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WALDEN RESIDENTIAL PROPERTIES, INC.



                              By:  / s / Don R. Daseke
                                  ------------------------
                                   Don R. Daseke
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Walden Residential Properties, Inc. and in the capacities and on the dates indicated.

     Signatures                    Title                      Date
     ----------                    -----                      ----

/s/ Don R. Daseke       Chairman of the Board of Directors,  November 8, 1996
----------------------- Chief Executive Officer and Director
Don R. Daseke           (Principal Executive Officer)



/s/ Mark S. Dillinger   Executive Vice President, Chief      November 8, 1996
----------------------- Financial Officer and Director
Mark S. Dillinger       (Principal Financial and Accounting
                        Officer)



/s/ Marshall B. Edwards President, Chief Acquisitions        November 8, 1996
----------------------- Officer and Director
Marshall B. Edwards



                           EXHIBIT INDEX

 Exhibit No.              Description
 -----------              -----------

   10.10                  Purchase and Sale Agreement by and
                          between Walden Residential Properties,
                          Inc. and Cozumel Associates, Ltd. dated
                          as of June 26, 1996 (Cozumel
                          Apartments).

   10.11                  Purchase and Sale Agreement by and
                          between Walden Residential Properties,
                          Inc. and TE-TWO Real Estate Limited
                          Partnership dated as of July 26, 1996
                          (Princeton Meadows I Apartments).

   10.12                  Purchase and Sale Agreement by and
                          between Woodwinds, Ltd. dated as of May
                          1, 1996 (Brandywine Apartments).

   10.13                  Purchase and Sale Agreement by and
                          between Walden Residential Properties,
                          Inc. and Florida Raintree I Associates,
                          Ltd. dated as of June 26, 1996 (Raintree
                          Apartments).

   10.14                  Purchase and Sale Agreement by and
                          between Walden Residential Properties,
                          Inc. and Florida Princeton Meadows II
                          Associates, Ltd. dated as of June 26,
                          1996 (Princeton Meadows II Apartments).

   10.15                  Purchase and Sale Agreement by and
                          between Walden Residential Properties,
                          Inc. and Quayle Walk Apartments Partners dated as of July 29, 1996 (Quayle Walk
                          Apartments).

   10.16                  Purchase and Sale Agreement by and
                          between Walden Residential Properties,
                          Inc. and Timber Creek Apartments
                          Partners dated as of July 29, 1996
                          (Timber Creek Apartments).

   10.17                  Purchase and Sale Agreement by and
                          between Walden Residential Properties,
                          Inc. and Waterford Partners dated as of
                          July 29, 1996 (Waterford on the Meadow
                          Apartments).

   10.18                  Purchase and Sale Agreement by and
                          between Walden Residential Properties,
                          Inc., Mark Paskin and Marcia Paskin
                          dated as of August 14, 1996 (Oak Forest
                          Apartments).

   11.1                   Computation of Net Income per Share

   12.1                   Computation of Ratio of Earnings to
                          Combined Fixed Charges and Preferred
                          Stock Dividends

   23.1                   Independent Accountants' Preferability
                          Letter for New Accounting Policy

   27                     Financial Data Schedule
