Form 10-K
period 1996-12-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1997-03-19
CIK 913280

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

                 Commission file number: 1-12592

              WALDEN RESIDENTIAL PROPERTIES, INC.
     (Exact name of Registrant as specified in its charter)


          Maryland                                75-2506197
(State or other jurisdiction                   (I.R.S. Employer
             of                               Identification No.)
      incorporation or
       organization)


One Lincoln Centre, 5400 LBJ Freeway,                75240
  Suite 400, LB 45, Dallas, Texas                 (Zip Code)
     (Address of principal
       executive offices)



Registrant's telephone number, including area code:  (972) 788-0510

  Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
Title of each class:                             which registered:
--------------------                         ------------------------

   Common stock,                             New York Stock Exchange
  $.01 par value

9.16% Series B Convertible                   New York Stock Exchange
Redeemable Preferred Stock,
  $.01 par value

9.20% Senior Preferred Stock,                New York Stock Exchange
  $.01 par value



Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No
                         ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park
III of this Form 10-K or any amendment to this form 10-K.   X
                                                           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant was $413,158,242 at March 3, 1997.

The number of shares of common stock outstanding at March 3, 1997 was 17,385,927.

               DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission related to the Company's 1997 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

<Page 1>
                              PART I
Item 1.     Business

General
-------

  Walden Residential Properties, Inc. (the "Company") is a self-administered, self-managed, fully integrated real estate investment trust ("REIT") focused on middle income multifamily properties located primarily in selected Southwestern and Southeastern markets. The Company, a Maryland corporation with headquarters in Dallas, Texas, was formed in September 1993 to continue and expand the multifamily property ownership, management, acquisition and marketing operations and related business objectives and strategies of The Walden Group, Inc. and its subsidiaries and affiliates (collectively, "Walden Predecessors"). The Company owned 68 multifamily properties (the "Properties") as of December 31, 1996, containing 21,407 apartment units. Approximately 93% of the Properties are located in the Dallas/Fort Worth, Jacksonville, Phoenix, Nashville, Austin, Oklahoma City, San Antonio, Tampa,
Tulsa, Houston and Salt Lake City areas (the "Target Markets"), with the remaining Properties primarily located in other areas in the Southwest and Southeast regions of the United States. The Properties had a weighted average occupancy rate of approximately 93.4% at March 2, 1997. In addition, the Company currently manages on a fee basis four additional multifamily properties consisting of 1,578 apartment units (the management contracts for four properties consisting of 720 units were not renewed at the owner's option in January 1997).

  Upon completion of the Company's initial public offering on February 9, 1994 (the "IPO"), the Company purchased the multifamily operations of the Walden Predecessors, including 18 properties containing 5,895 apartment units (of which a 299-unit property was sold in April 1995, a 384-unit property was sold in April 1996 and a 144-unit property was sold in September 1996), and concurrently purchased two additional properties containing 448 apartment units, one of which was owned by a third party and the other of which was principally owned by the Walden Predecessors (collectively, the "Original Properties"). Since the consummation of the IPO, the Company has acquired 53 properties (the "Acquisition Properties")
(of which a 242-unit property was sold in December 1995 and a 304-unit property was sold in August 1996), containing an aggregate of 16,437 apartments units, for an aggregate acquisition cost of $545.1 million. In addition, in connection with one property acquired in December 1996, the Company acquired approximately 81 acres of adjacent undeveloped land for $4 million. The land is zoned for an additional 900 apartment units, which offers the Company the opportunity to develop apartment communities in the future. Management believes that these acquisitions are consistent with its core acquisition strategy of acquiring well located garden apartment properties at prices less than replacement costs, which serve middle income residents and can benefit from the Company's comprehensive management programs.

  The Company is operated under the direction of Don R. Daseke, Chairman of the Board and Chief Executive Officer of the Company, and a management team substantially all of whom were formerly employed by the Walden Predecessors. The Company's 19 officers have an average tenure with the Company and the Walden Predecessors of nine years and have an average of approximately 18 years experience in the multifamily property business. The Company is fully

<Page 2>

integrated with operations that include multifamily property acquisitions, redevelopment, property management, finance and asset management.

  The Company's executive offices are located at One Lincoln
Centre, 5400 LBJ Freeway, Suite 400, Dallas, Texas 75240. The telephone number is (972) 788-0510. The Company was incorporated in Maryland on September 29, 1993, and the duration of its existence is perpetual.

Growth Strategies
-----------------

  The Company's primary business objective is to maximize stockholder value by maintaining long-term growth in funds from operations for distribution to its stockholders. Management believes it can achieve this objective by focusing on the ownership, management and acquisition of garden apartment properties that have strong cash flow growth potential and by holding such properties for long-term investment and capital appreciation. The Company has focused its property ownership in its Target Markets, which are in metropolitan areas in the Southwest and Southeast regions of the United States. The Company believes its Target Markets will experience higher growth rates in population, household formation and employment than the national averages. Specifically, the Company intends to continue the implementation of the following growth strategies:

  Increased Property Cash Flow. The Company intends to continue to take advantage of the positive relationship between apartment unit supply and demand and to continue raising rents as general rental conditions permit. Consistent with this strategy, the Company will continue to implement aggressive and creative marketing programs to increase occupancy and rental rates. The Company also anticipates increasing its cash flow by controlling operating expenses, while at the same time maintaining comprehensive maintenance policies, including non-recurring revenue enhancement capital improvements (i.e., construction of covered carports, installation of access gates with perimeter fencing, energy efficient exterior lighting and water savers and reconstruction of balconies and exterior stairwells) to maintain and improve the competitive position of the Properties.

  Acquisitions. The Company also seeks to increase its funds from operations by acquiring multifamily properties that have prospects for long-term growth. Following the IPO, the Company has engaged in an active acquisition program, acquiring 53 multifamily properties, containing 16,437 apartment units. The Company is currently focusing its acquisition efforts in the Target Markets due to the attractive demographics of these markets and the availability of properties for sale.

Property Management
-------------------

  The Company conducts its property management operations with an experienced staff of professionals and support personnel, including property directors and sales directors. The depth of the organization is intended to enable the Company to deliver quality services on an uninterrupted basis, thereby promoting resident satisfaction and improving resident retention. Each of the Company's owned or managed properties is operated by a staff specifically selected based on the size, location, age, management plan and marketing plan of the individual property.

<Page 3>

Personnel are carefully trained in their areas of expertise, such as property management, marketing and leasing, resident relations and maintenance.

  The Company's standardized policies and procedures specify reporting requirements and management guidelines which are to be applied at each property. Such policies and procedures facilitate management consistency in all markets. The Company uses customized software programs, including an on-site computerized rent roll system, to provide on-site, regional and executive management with rapid access to all marketing and accounting information. Weekly marketing reports are prepared by on-site property directors which track each property's leasing status, occupancy rate, prospective resident traffic, unit availability, lease renewals, residents moving in and out of apartments, notices by residents to vacate their apartments and delinquent rental charges or other fees. Accounting elements such as receivables, payables, rent roll status and budget compliance are regularly monitored through this system.

  Marketing and leasing activities and procedures are designed to comply with all established Federal, state and local laws and regulations. The Company generally offers leases having six- to seven-month terms, with individual property marketing plans structured to respond to local market conditions. Qualifying standards for prospective residents are established to comply with the affordable housing restrictions placed on certain of the Properties, the Fair Housing Amendments Act of 1988 (the "FHA") and the regulations thereunder and are designed to stabilize service levels and income streams. The Company has 14 properties which are currently subject to restrictions that require a specified number of apartments be offered to persons with lower or moderate incomes. The Company utilizes standard lease contracts promulgated by local apartment associations to ensure compliance with the most recent legislative and judicial activities related to multifamily properties, as well as to permit uniform lease administration relating to rent collections, security deposit dispositions, evictions, repairs and renewals.

Third-Party Property Management
-------------------------------

  To maintain its status as a REIT, the Company may earn no more than 5% of its gross revenues from prohibited sources, including third-party management contracts. At the time of the IPO, the amount of third-party management fee income was significant as compared to the Company's total revenues. As a result, the Company's third-party management contracts were performed by WDN Management Company ("WDN Management"). The Company's gross revenues have increased and third-party management contracts have decreased such that third-party management fee income is no longer significant. Therefore, effective December 31, 1996, WDN
Management was merged into the Company and its corporate entity was dissolved. Currently, the Company manages four multifamily properties containing 1,578 garden apartment units not owned by the Company. Two of such properties are owned by unaffiliated third parties. The other two properties are owned by three limited partnerships, each of which has one of the Walden Predecessors as the general partner. The management contracts may be terminated on 30 days notice.

<Page 4>

Employees
---------

  As of February 28, 1997, the Company employed 601 people, of which 87 are located at the Company's headquarters in Dallas, Texas and its regional offices located in Atlanta, Austin, Dallas, Fort Worth, Houston, Phoenix, San Antonio and Tulsa. The remaining 514 employees are located at the properties owned by the Company and those fee managed. None of the Company's employees is currently represented by a union. The Company believes that relations with its employees are good.

Competition
-----------

  All of the Properties are located in developed areas that include other multifamily properties. The number of multifamily properties in a particular area could have a material effect on the Company's ability to lease units at its Properties or at any newly acquired properties and on the rents charged. Additionally, there are other housing alternatives that compete with the Properties in attracting residents. The Properties compete directly with single family homes that are available for rent in the markets in which the Properties are located.

  The Company also competes for acquisitions with other entities, such as insurance companies, pension funds, private individuals, investment companies and other REITs, which may have greater resources than the Company.

Regulation
----------

  General. Apartment community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. The Company believes that it has the necessary permits and approvals under present laws, ordinances and regulations to operate its business in the manner described herein.

  Americans with Disabilities Act. The Properties and any newly acquired or developed multifamily properties must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Properties where such removal is readily achievable. The ADA does not, however, consider residential properties, such as multifamily properties, to be public accommodations or commercial facilities, except to the extent that portions of such facilities, such as leasing offices, are open to the public. The Company obtained structural reports from third-party consultants specifying certain modifications to certain of the Properties that needed to be made in order to bring such properties into full compliance with the ADA. The Company has substantially completed such modifications.

  Fair Housing Amendments Act of 1988. The FHA requires multifamily properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. All of the Company's Properties were occupied prior to March 13, 1990.

<Page 5>

  Affordable Housing Restrictions. The Company has 14 properties which are subject to restrictions requiring that a specified percentage of the apartment units in such Properties be offered to persons with lower or moderate incomes (currently, 67% of the total number of apartment units in the 14 affected properties and 16% of the total number of the Company's apartment units). Generally, these provisions originated from the use of tax exempt financing in those instances where it was determined that the benefits of the lower interest rate associated with such financing offset the potential reduction of rental income resulting from such rental restrictions. In addition, four of these properties are subject to limits on the amount of rent that can be charged for certain of the apartment units. The Company believes it is in compliance with these restrictions. These restrictions have not had a material adverse effect on the Company's resident profile or ability to rent the units, and management does not anticipate that such restrictions will have a material adverse effect on future operations or possible sales of the 14 properties in the future.

  Rent Control Legislation. State and local rent control laws in certain jurisdictions limit a property owner's ability to increase rents and to recover from residents increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions, although none of the jurisdictions in which the Company presently operates has adopted such laws. The Company does not presently own, nor does it intend to acquire, multifamily properties in markets that are either subject to rent control or in which rent limiting legislation exists.

Environmental Matters
---------------------

  Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate hazardous or toxic substances or petroleum product releases at such property and may be held liable to a government entity or third party for property damage and investigation and remediation costs incurred by such parties in connection with such contamination. Such laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of, or caused the presence of, the contaminants. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such real estate or to borrow using such real estate as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Individuals who arrange for the disposal or treatment of hazardous or toxic substances may be held liable for the costs of investigation, remediation or removal of such hazardous or toxic substances at or from the disposal or treatment facility regardless of whether such facility is owned or operated by such person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

  Certain Federal, state and local laws, ordinances and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of building remodeling, renovation or demolition. Such laws may impose liability for the release of ACMs and may provide for third parties to seek recovery from

<Page 6>

owners or operators of real estate for personal injury associated with ACMs. In connection with the ownership and operation of its properties, the Company may be potentially liable for costs in connection with the matters discussed above.

  All of the Properties have been the subject of environmental assessments, which are intended to reveal information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The environmental assessments generally include a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos and equipment containing polychlorinated biphenyls and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations.

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

  Environmental assessments performed on the Properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, or results of operations, nor is the Company aware of any such environmental liability. Nevertheless, it is possible that these assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not require any material expenditures by or impose any material liabilities on the Company in connection with environmental conditions by or on the Company or its properties, (ii) the current environmental condition of a property will not be adversely affected by residents and occupants of such property, by the condition of properties in the vicinity of such property (such as the presence of underground storage tanks) or by third parties unrelated to the Company, or
(iii) prior owners of the Properties did not create environmental problems of which the Company is not aware.

  The Company believes that the Properties are in compliance in all material respects with all Federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. Except as otherwise described above, the Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products with respect to any of the Properties.

<Page 7>

  The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimatable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company.

Insurance
---------

  The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to all of the Properties, with policy specifications, insured limits and deductibles customarily carried for similar properties. There are, however, certain types of losses (such as losses arising from earthquakes or wars) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in the affected property, as well as the anticipated future revenues from such property and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could adversely affect the Company. Management believes that the Properties are currently adequately insured in accordance with industry standards.

Item 2.     Properties

  The Company's Portfolio.  As of December 31, 1996, the
Company's portfolio consisted of 68 multifamily properties containing 21,407 apartment units located in 9 states. The Properties are generally comprised of two and three-story buildings in landscaped settings and generally include such amenities as a clubhouse, swimming pools, laundry facilities and cable television access. Certain of the Properties offer additional amenities such as saunas, whirlpools, exercise facilities, tennis courts and covered parking. The Properties contain an average of 315 apartment units, with the largest property containing 994 apartment units. The apartment units have an average size of 764 square feet. The Properties were built between 1978 and 1988 and have a weighted average age by number of apartment units of approximately 13 years.

The Properties are concentrated in the following markets:

                                 Number           Number         Percent
Location                      of Properties      of Units     of Total Units
--------                      -------------      --------     --------------
Dallas/Fort Worth                  26              7,402           34.58%
Jacksonville                        5              1,748            8.16%
Phoenix                             4              1,638            7.65%
Nashville                           3              1,626            7.60%
Austin                              4              1,329            6.21%
Oklahoma City                       4              1,196            5.59%
San Antonio                         5              1,146            5.35%
Tampa                               3              1,080            5.04%
Tulsa                               3              1,008            4.71%
Houston                             3                918            4.29%
Salt Lake City                      2                768            3.59%
                                   --             ------          -------
  Subtotal                         62             19,859           92.77%
Other Markets (a)                   6              1,548            7.23%
                                   --             ------          -------
  Total                            68             21,407          100.00%
                                   ==             ======          =======

(a)    Represents properties in five different states.

<Page 8>

  No single property accounts for greater than 10% of the Company's total revenues. The Properties had a weighted average occupancy of 94.5% for 1996 and 93.4% at March 2, 1997. Resident leases are generally for six- to seven-month terms and often require security deposits. The Properties are located in mature, developed neighborhoods. Management believes the Properties are well built and have been well maintained.

  Capital Expenditures. The Company has adopted a policy of expensing all maintenance and non-major, recurring repair and replacement items, with the exception of carpet replacement which, as of July 1, 1996, is capitalized on a prospective basis. Such maintenance expense items include, but are not limited to, interior painting of the units, window blinds, and pool and recreation facility maintenance. Non-major expense items include but are not limited to roofing, exterior painting and asphalt resurfacing under approximately $10,000. Repair and maintenance expenses for 1996 were approximately $8.2 million, or $447 per weighted average unit.

  The Company capitalizes all major repairs and replacements which are not considered part of the normal maintenance of the Properties or turnover of an apartment unit. As of July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets, on a prospective basis ($864,000 was capitalized in 1996 which would have been expensed under the old policy). The Company believes that this accounting policy change is preferable because it is consistent with policies currently being used by the majority of the largest publicly traded apartment REITs and provides a better matching of expenses with the related benefit of the expenditures. In addition, the Company capitalizes non-recurring items such as access gates and new carports and capitalizes all deferred maintenance items of an acquisition property which are planned at the time of acquisition to bring the property to satisfactory condition. Such renovation of an acquisition property generally takes six to twelve months to complete, depending on the magnitude of the renovations.

  For the year ended December 31, 1996, the Company incurred approximately $10.2 million of capital expenditures to its Properties, of which $5.7 million related to renovation costs for properties acquired in 1996 and 1995. An additional $1.0 million was expended on non-recurring items and $3.5 million was expended for normal recurring capital expenditures to properties not under renovation (the "Matured Properties" or "Matured Units") (resulting in an average cost of $299 per Matured Unit).

  For 1997, the Company has budgeted total capital expenditures of $31.0 million. An estimated $11.3 million is to complete the planned renovations to properties acquired in 1996. Non-recurring capital expenditures on Matured Units are estimated to be $13.6 million, which include the construction of covered carports, the installation of access gates with perimeter fencing, energy efficient exterior lighting and water savers and reconstruction of balconies and exterior stairwells. The remaining budgeted capital expenditures of $6.1 million represent recurring capital expenditures on Matured Units (or $372 per Matured Unit).

<Page 9a>

                      WALDEN RESIDENTIAL PROPERTIES, INC.
                              APARTMENTS OWNED

                                                                            Total
                                                 Number       Year        Rentable                      Unit Type
                                                   of     Construction      Area      Total      -----------------------
Metropolitan Area/Property Location              Units    Completed (1)  (Sq. Ft.)   Acreage     1BR       2BR       3BR
-------------------------- --------              ------   -------------  ---------   -------     ---       ---       ---
Austin
------
Ashbury Parke (2)          Austin, TX               416        1983        278,936    13.2       304       112        --
Harper's Creek             Austin, TX               268        1982        201,838     8.0       228        40        --
Pinto Creek                Austin, TX               249        1985        199,146    22.6       162        87        --
Trestles of Austin         Austin, TX               396        1984        275,904    10.7       252       144        --
                                                 ------        ----     ----------   -----    ------     -----       ---
  Austin Total / Weighted Average                 1,329        1983        955,824    54.5       946       383        --
                                                 ------        ----     ----------   -----    ------     -----       ---
Dallas / Fort Worth
-------------------
Braden's Walk (2)          Bedford, TX              208        1982        151,040     8.3       128        80        --
Cinnamon Park              Arlington, TX            272        1985        213,192    13.0       144       112        16
Club at Springlake         Haltom City, TX          200        1986        146,328     8.0       128        72        --
Fielder's Glen             Arlington, TX            220        1985        165,752    10.0       140        80        --
The Gables                 McKinney, TX             220        1986        169,880    10.0       160        60        --
Greens Crossing            Dallas, TX               364        1984        262,761    10.5       292        72        --
Hilltop (2)                North Richland Hills, TX 238        1984        179,256    12.2       150        88        --
Newport                    Irving, TX               308        1982        238,768    12.4       208       100        --
Oak Forest (2)             Bedford, TX              170        1982        136,300     8.7        60       110        --
Pinnacle                   Lewisville, TX           150        1985        119,774     6.3        86        64        --
Post Oak Place             Euless, TX               354        1983        255,798    11.1       270        84        --
Preston Greens             Dallas, TX               256        1980        246,340    11.2       164        92        --
Quayle Walk (2)            Arlington, TX            218        1984        160,432    10.3       132        86        --
Reflections of Highpoint   Dallas, TX               372        1986        281,940    11.1       276        96        --
Remington Hill             Fort Worth, TX           440        1986        339,008    15.0       300       140        --
Rivercrest                 Arlington, TX            420        1979        337,056    19.3       320       100        --
Shadow Creek (2)           North Richland Hills, TX 240        1986        181,896    12.2       120       120        --
Springfield                Mesquite, TX             264        1985        193,212     9.0       192        72        --
Summer Meadows             Plano, TX                389        1986        323,434    21.6       236       153        --
Summer Villas              Dallas, TX               460        1984        328,020    15.8       380        80        --
Summers Crossing           Plano, TX                293        1986        238,697    15.7       215        78        --
Summers Landing            Fort Worth, TX           196        1985        139,300     7.8       172        24        --
Timber Creek at
 Treepoint (2)             Arlington, TX            160        1985        139,680     7.4        48        96         16
Towne Center               Dallas, TX               392        1978        269,348    11.5       256       136        --
Waterford (2)              Plano, TX                350        1985        310,746    22.0       102       248        --
Woodridge                  Fort Worth, TX           248        1984        197,600    10.4       128       104         16
                                                 ------        ----     ----------   -----    ------     -----        ---
  Dallas Total / Weighted Average                 7,402        1984      5,725,558   310.8     4,807     2,547         48
                                                 ------        ----     ----------   -----    ------     -----        ---
Houston
-------
Copper Cove                Houston, TX              270        1983        204,240     7.0       192        78         --
Foxboro                    Houston, TX              220        1982        162,712     6.3       160        60         --
Laurel Creek               Houston, TX              428        1985        323,568    15.8       304       100         24
                                                 ------        ----     ----------   -----    ------     -----        ---
  Houston Total / Weighted Average                  918        1984        690,520    29.1       656       238         24
                                                 ------        ----     ----------   -----    ------     -----        ---
<Page 10a>

San Antonio
-----------
Costa del Sol (2)          San Antonio, TX          244        1985        180,798    10.0       170        74         --
Country View               San Antonio, TX          272        1981        213,120    11.0       176        96         --
Remington (2)              San Antonio, TX          158        1986        112,018     4.9       108        50         --
Summer Oaks (2)            San Antonio, TX          256        1983        171,464     9.5       184        72         --
Villas of St. Moritz (2)   San Antonio, TX          216        1986        149,040     7.5       136        80         --
                                                 ------        ----     ----------   -----    ------     -----        ---
  San Antonio Total / Weighted Average            1,146        1984        826,440    42.9       774       372         --
                                                 ------        ----     ----------   -----    ------     -----        ---
Other Texas
-----------
Fountaingate/Willowcreek   Wichita Falls, TX        280        1980        252,040    17.8       160       104         16
Settler's Cove             Beaumont, TX             182        1982        133,654     6.2       138        44         --
                                                 ------        ----     ----------   -----    ------     -----        ---
  Other Texas Total / Weighted Average              462        1981        385,694    24.0       298       148         16
                                                 ------        ----     ----------   -----    ------     -----        ---
Texas Total / Weighted Average                   11,257        1984      8,584,036   461.3     7,481     3,688         88
                                                 ------        ----     ----------   -----    ------     -----        ---
Jacksonville
------------
Bentley Green (2)          Jacksonville, FL         444        1986        308,096    25.7       336       108         --
Brookwood Club             Jacksonville, FL         360        1987        287,480    15.0       200       160         --
Huntington at Hidden
 Hills (2)                 Jacksonville, FL         224        1986        183,200    15.0        64       160         --
Remington at Ponte
 Vedra                     Ponte Vedra Beach, FL    344        1986        302,904    28.6       136       208         --
Sandpiper                  Jacksonville, FL         376        1985        289,112    17.0       200       144         32
                                                 ------        ----     ----------   -----    ------     -----        ---
  Jacksonville Total / Weighted Average           1,748        1986      1,370,792   101.3       936       780         32
                                                 ------        ----     ----------   -----    ------     -----        ---
Tampa
-----
Bel Shores                 Largo, FL                250        1985        189,874    22.3       138       112         --
Carlyle at Waters          Tampa, FL                392        1986        281,893    13.0       310        82         --
Three Palms                Tampa, FL                438        1986        369,362    34.7       254       184         --
                                                 ------        ----     ----------   -----    ------     -----        ---
  Tampa Total / Weighted Average                  1,080        1986        841,129    70.0       702       378         --
                                                 ------        ----     ----------   -----    ------     -----        ---
Other Florida
-------------
Saratoga (2)               Melbourne, FL            210        1986        146,732    14.0       160        50         --
                                                 ------        ----     ----------   -----    ------     -----        ---
Florida Total / Weighted Average                  3,038        1986      2,358,653   185.3     1,798     1,208         32
                                                 ------        ----     ----------   -----    ------     -----        ---
<Page 11a>

Oklahoma City
-------------
Copperfield                Oklahoma City, OK        262        1983        187,080     7.7       196        66         --
Hunter's Ridge             Oklahoma City, OK        212        1984        155,587     6.0       148        64         --
Summerfield Place          Oklahoma City, OK        224        1981        154,528     9.0       176        48         --
Woodscape                  Oklahoma City, OK        498        1985        363,073    15.6       348       150         --
                                                 ------        ----     ----------   -----    ------     -----        ---
  Oklahoma City Total / Weighted Average          1,196        1984        860,268    38.3       868       328         --
                                                 ------        ----     ----------   -----    ------     -----        ---
Tulsa
-----
Burning Tree               Tulsa, OK                256        1978        156,848    11.3       208        48         --
Cinnamon Stick             Tulsa, OK                424        1978        256,672    14.6       360        64         --
The Lift                   Tulsa, OK                328        1979        194,168    14.2       280        48         --
                                                 ------        ----     ----------   -----    ------     -----        ---
  Tulsa Total / Weighted Average                  1,008        1978        607,688    40.1       848       160         --
                                                 ------        ----     ----------   -----    ------     -----        ---
Oklahoma Total / Weighted Average                 2,204        1981      1,467,956    78.4     1,716       488         --
                                                 ------        ----     ----------   -----    ------     -----        ---
Phoenix
-------
Casa Verde                 Phoenix, AZ              268        1983        178,140     8.2       184        84         --
Meadow Glen (2)            Glendale, AZ             290        1987        242,020    11.2        90       200         --
Terra Vida (2)             Mesa, AZ                 384        1988        305,600    15.4       128       224         32
Woodstone                  Phoenix, AZ              696        1986        573,564    19.7       432       240         24
                                                 ------        ----     ----------   -----    ------     -----        ---
  Phoenix Total / Weighted Average                1,638        1986      1,299,324    54.5       834       748         56
                                                 ------        ----     ----------   -----    ------     -----        ---
Salt Lake City
--------------
James Pointe               Murray, UT               312        1985        236,928    11.6       144       168         --
Stillwater                 Murray, UT               456        1986        343,216    15.3       152       304         --
                                                 ------        ----     ----------   -----    ------     -----        ---
  Salt Lake City Total / Weighted Average           768        1986        580,144    26.9       296       472         --
                                                 ------        ----     ----------   -----    ------     -----        ---
Nashville
---------
Nashboro Village           Nashville, TN            994        1982        959,153    60.7       456       426        112
Brandywine                 Nashville, TN            300        1985        203,418    21.0       240        60         --
Raintree                   Nashville, TN            332        1985        216,930    24.9       252        80         --
                                                 ------        ----     ----------   -----    ------     -----        ---
  Nashville Total / Weighted Average              1,626        1983      1,379,501   106.6       948       566        112
                                                 ------        ----     ----------   -----    ------     -----        ---
<Page 12a>

Other Markets
-------------
Eagle Pointe               Indianapolis, IN         256        1988        202,000    19.8       152       104         --
Silverado                  Albuquerque, NM          256        1985        183,656     8.1       180        76         --
Winridge                   Aurora, CO (Denver)      364        1986        303,438    15.8       262       102         --
                                                 ------        ----     ----------   -----    ------     -----        ---
  Other Markets Total / Weighted Average            876        1986        689,094    43.7       594       282         --
                                                 ------        ----     ----------   -----    ------     -----        ---
Total / Weighted Average                         21,407        1984     16,358,708   956.7    13,667     7,452        288
                                                 ======        ====     ==========   =====    ======     =====        ===

(1) Year construction completed indicates the year in which the final certificate of occupancy for the property was issued.
(2) Represents a recently acquired property for which certain historical information is not available.
(3) Represents a weighted average for the properties for which historical information is available.


<Page 9b>
                      WALDEN RESIDENTIAL PROPERTIES, INC.
                              APARTMENTS OWNED

                                                                                       Average Monthly
                                                                   Occupancy (3)   Rental Rate Per Unit (3)
                                                     Average     ----------------- ------------------------
                                                    Apt Size      As of    As of     December   December
Metropolitan Area/Property Location                 (Sq. Ft.)    12/31/95 12/31/96     1995       1996
-------------------------- --------                 ---------    -------- --------   --------   --------
Austin
------
Ashbury Parke (2)          Austin, TX                    671        N/A     97.8%       N/A       $533
Harper's Creek             Austin, TX                    753       95.5%    92.5%      $574       $584
Pinto Creek                Austin, TX                    800       93.2%    94.8%      $627       $637
Trestles of Austin         Austin, TX                    697       96.5%    95.2%      $589       $614
                                                         ---       -----    -----      ----       ----
  Austin Total / Weighted Average                        719       95.3%    95.4%      $595       $587
                                                         ---       -----    -----      ----       ----
Dallas / Fort Worth
-------------------
Braden's Walk (2)          Bedford, TX                   726       92.3%    98.1%       N/A       $496
Cinnamon Park              Arlington, TX                 784       91.9%    93.4%      $523       $550
Club at Springlake         Haltom City, TX               732       97.5%    94.0%      $457       $483
Fielder's Glen             Arlington, TX                 753       94.5%    96.8%      $489       $500
The Gables                 McKinney, TX                  772       95.9%    92.7%      $582       $602
Greens Crossing            Dallas, TX                    722       95.3%    91.5%      $452       $482
Hilltop (2)                North Richland Hills, TX      753       97.9%    93.7%       N/A       $505
Newport                    Irving, TX                    775       97.4%    99.0%      $522       $549
Oak Forest (2)             Bedford, TX                   802        N/A     99.4%       N/A       $501
Pinnacle                   Lewisville, TX                798       96.7%    97.3%      $550       $586
Post Oak Place             Euless, TX                    723       99.2%    93.5%      $499       $528
Preston Greens             Dallas, TX                    962       96.9%    94.5%      $636       $668
Quayle Walk (2)            Arlington, TX                 736        N/A     95.4%       N/A       $502
Reflections of Highpoint   Dallas, TX                    758       96.2%    96.5%      $552       $581
Remington Hill             Fort Worth, TX                770       97.0%    95.9%      $514       $541
Rivercrest                 Arlington, TX                 803       94.0%    89.8%      $490       $510
Shadow Creek (2)           North Richland Hills, TX      758       96.3%    96.7%       N/A       $518
Springfield                Mesquite, TX                  732       95.1%    93.6%      $487       $520
Summer Meadows             Plano, TX                     831       93.6%    91.0%      $608       $630
Summer Villas              Dallas, TX                    713       96.3%    95.4%      $514       $548
Summers Crossing           Plano, TX                     815       95.6%    94.5%      $602       $626
Summers Landing            Fort Worth, TX                711       97.4%    95.9%      $512       $536
Timber Creek at
 Treepoint (2)             Arlington, TX                 873        N/A     98.8%       N/A       $558
Towne Center               Dallas, TX                    687       93.9%    94.4%      $382       $410
Waterford (2)              Plano, TX                     888        N/A     92.9%       N/A       $632
Woodridge                  Fort Worth, TX                797       94.8%    91.5%      $444       $470
                                                         ---       -----    -----      ----       ----
  Dallas Total / Weighted Average                        774       95.7%    94.5%      $514       $541
                                                         ---       -----    -----      ----       ----
Houston
-------
Copper Cove                Houston, TX                   756       92.6%    96.3%      $472       $479
Foxboro                    Houston, TX                   740       94.1%    93.2%      $445       $468
Laurel Creek               Houston, TX                   756       95.8%    95.1%      $553       $563
                                                         ---       -----    -----      ----       ----
  Houston Total / Weighted Average                       752       94.5%    95.0%      $503       $516
                                                         ---       -----    -----      ----       ----
<Page 10b>

San Antonio
-----------
Costa del Sol (2)          San Antonio, TX               741        N/A     94.3%       N/A       $526
Country View               San Antonio, TX               784       92.6%    94.1%      $487       $487
Remington (2)              San Antonio, TX               709        N/A     94.3%       N/A       $523
Summer Oaks (2)            San Antonio, TX               670        N/A     94.5%       N/A       $465
Villas of St. Moritz (2)   San Antonio, TX               690        N/A     94.0%       N/A       $475
                                                         ---       -----    -----      ----       ----
  San Antonio Total / Weighted Average                   721       92.6%    94.2%      $487       $493
                                                         ---       -----    -----      ----       ----
Other Texas
-----------
Fountaingate/Willowcreek   Wichita Falls, TX             900       97.9%    92.5%      $501       $521
Settler's Cove             Beaumont, TX                  734       94.0%    94.0%      $466       $483
                                                         ---       -----    -----      ----       ----
  Other Texas Total / Weighted Average                   835       96.4%    93.1%      $487       $506
                                                         ---       -----    -----      ----       ----
Texas Total / Weighted Average                           763       95.5%    94.6%      $520       $538
                                                         ---       -----    -----      ----       ----
Jacksonville
------------
Bentley Green (2)          Jacksonville, FL              694        N/A     95.5%       N/A       $555
Brookwood Club             Jacksonville, FL              799       97.8%    90.8%      $509       $540
Huntington at Hidden
 Hills (2)                 Jacksonville, FL              818        N/A     91.5%       N/A       $511
Remington at Ponte Vedra   Ponte Vedra Beach, FL         881       93.6%    94.5%      $617       $648
Sandpiper                  Jacksonville, FL              769       99.7%    94.7%      $472       $535
                                                         ---       -----    -----      ----       ----
  Jacksonville Total / Weighted Average                  784       97.1%    93.7%      $531       $560
                                                         ---       -----    -----      ----       ----
Tampa
-----
Bel Shores                 Largo, FL                     759       95.2%    92.8%      $565       $586
Carlyle at Waters          Tampa, FL                     719       93.1%    95.9%      $476       $492
Three Palms                Tampa, FL                     843       88.6%    94.3%      $572       $595
                                                         ---       -----    -----      ----       ----
  Tampa Total / Weighted Average                         779       91.8%    94.5%      $536       $555
                                                         ---       -----    -----      ----       ----
Other Florida
-------------
Saratoga (2)               Melbourne, FL                 699        N/A     94.3%       N/A       $536
                                                         ---       -----    -----      ----       ----
Florida Total / Weighted Average                         776       94.4%    94.0%      $533       $557
                                                         ---       -----    -----      ----       ----
<Page 11b>

Oklahoma City
-------------
Copperfield                Oklahoma City, OK             714       97.3%    98.9%      $441       $459
Hunter's Ridge             Oklahoma City, OK             734       92.9%    94.8%      $429       $440
Summerfield Place          Oklahoma City, OK             690       93.8%    95.1%      $419       $440
Woodscape                  Oklahoma City, OK             729       90.8%    93.6%      $447       $463
                                                         ---       -----    -----      ----       ----
  Oklahoma City Total / Weighted Average                 719       93.2%    95.3%      $437       $454
                                                         ---       -----    -----      ----       ----
Tulsa
-----
Burning Tree               Tulsa, OK                     613       98.4%    92.2%      $333       $346
Cinnamon Stick             Tulsa, OK                     605       89.2%    90.1%      $313       $332
The Lift                   Tulsa, OK                     592       90.2%    89.0%      $310       $333
                                                         ---       -----    -----      ----       ----
  Tulsa Total / Weighted Average                         603       91.9%    90.3%      $317       $336
                                                         ---       -----    -----      ----       ----
Oklahoma Total / Weighted Average                        666       92.6%    93.0%      $382       $400
                                                         ---       -----    -----      ----       ----
Phoenix
-------
Casa Verde                 Phoenix, AZ                   665       91.8%    97.0%      $373       $381
Meadow Glen (2)            Glendale, AZ                  835        N/A     97.6%       N/A       $604
Terra Vida (2)             Mesa, AZ                      796        N/A     94.5%       N/A       $556
Woodstone                  Phoenix, AZ                   824       95.1%    95.3%      $540       $567
                                                         ---       -----    -----      ----       ----
  Phoenix Total / Weighted Average                       793       94.2%    95.8%      $494       $541
                                                         ---       -----    -----      ----       ----
Salt Lake City
--------------
James Pointe               Murray, UT                    759       98.7%    95.2%      $543       $572
Stillwater                 Murray, UT                    753       98.2%    97.1%      $565       $594
                                                         ---       -----    -----      ----       ----
  Salt Lake City Total / Weighted Average                755       98.4%    96.3%      $556       $585
                                                         ---       -----    -----      ----       ----
Nashville
---------
Nashboro Village           Nashville, TN                 965        N/A     92.3%       N/A        N/A
Brandywine                 Nashville, TN                 678       94.0%    91.7%      $504       $532
Raintree                   Nashville, TN                 653       97.3%    87.7%      $508       $536
                                                         ---       -----    -----      ----       ----
  Nashville Total / Weighted Average                     848       95.7%    91.2%      $506       $534
                                                         ---       -----    -----      ----       ----
<Page 12b>

Other Markets
-------------
Eagle Pointe               Indianapolis, IN              789       94.9%    89.8%      $561       $571
Silverado                  Albuquerque, NM               717       96.5%    90.6%      $562       $569
Winridge                   Aurora, CO (Denver)           834       92.6%    95.3%      $578       $605
                                                         ---       -----    -----      ----       ----
  Other Markets Total / Weighted Average                 787       94.4%    92.3%      $569       $585
                                                         ---       -----    -----      ----       ----
Total / Weighted Average                                 764       95.0%    94.1%      $505       $530
                                                         ===       =====    =====      ====       ====

(1) Year construction completed indicates the year in which the final certificate of occupancy for the property was issued.
(2) Represents a recently acquired property for which certain historical information is not available.
(3) Represents a weighted average for the properties for which historical information is available.

<Page 13a>

                      WALDEN RESIDENTIAL PROPERTIES, INC.
                              APARTMENT AMENITIES

                                                                             Apartment Amenities
                                                   ----------------------------------------------------------------------
                                                   Patio or   Laundry                Mini    Cable TV   Outside   Ceiling
Metropolitan Area/Property and Location            Balcony    Hookups   Fireplace   Blinds    Ready     Storage     Fans
---------------------------------------            --------   -------   ---------   ------   --------   -------   -------
Austin
------
Ashbury Parke              Austin, TX                 ALL        32%        17%       ALL      ALL        ALL        96%
Harper's Creek             Austin, TX                 87%        26%        34%       ALL      ALL        64%        29%
Pinto Creek                Austin, TX                 ALL        69%        38%       ALL      ALL        ALL        ALL
Trestles of Austin         Austin, TX                 ALL        64%        21%        --      ALL        ALL        42%

Dallas / Fort Worth
-------------------
Braden's Walk              Bedford, TX                ALL        77%        19%       ALL      ALL        77%        ALL
Cinnamon Park              Arlington, TX              ALL        71%        ALL       ALL      ALL        ALL        ALL
Club at Springlake         Haltom City, TX            64%        64%        64%       ALL      ALL        26%        ALL
Fielder's Glen             Arlington, TX              66%        66%        66%       ALL      ALL        26%        ALL
The Gables                 McKinney, TX               ALL        71%        ALL       ALL      ALL        ALL        ALL
Greens Crossing            Dallas, TX                 70%        52%        23%       ALL      ALL        70%        ALL
Hilltop                    N. Richland Hills, TX      ALL        ALL        45%       ALL      ALL        ALL         --
Newport                    Irving, TX                 83%        45%        38%       ALL      ALL        83%        27%
Oak Forest                 Bedford, TX                ALL        74%        ALL       ALL      ALL         --         --
The Pinnacle               Lewisville, TX             ALL        ALL        50%       ALL      ALL        ALL        ALL
Post Oak Place             Euless, TX                 99%        68%        33%       80%      ALL        83%        65%
Preston Greens             Dallas, TX                 44%        81%        ALL       ALL      ALL         --        39%
Quayle Walk                Arlington, TX              ALL        45%        33%       ALL      ALL        ALL        50%
Reflections of Highpoint   Dallas, TX                 ALL        ALL        ALL       ALL      ALL        ALL        ALL
Remington Hill             Fort Worth, TX             ALL        ALL        ALL       ALL      ALL        ALL        ALL
Rivercrest                 Arlington, TX              ALL        ALL        ALL       ALL      ALL        11%        ALL
Shadow Creek               N. Richland Hills, TX      ALL        90%        50%       ALL      ALL         --        10%
Springfield                Mesquite, TX               84%        50%        24%       74%      ALL        84%        ALL
Summer Meadows             Plano, TX                  ALL        ALL        54%       ALL      ALL        ALL        ALL
Summer Villas              Dallas, TX                 ALL        69%        ALL       ALL      ALL        ALL        ALL
Summers Crossing           Plano, TX                  75%        ALL        97%       ALL      ALL        ALL        ALL
Summers Landing            Fort Worth, TX             ALL        71%        80%       ALL      ALL        ALL        ALL
Timber Creek at Treepoint  Arlington, TX              ALL        74%        67%       ALL      ALL        57%        43%
Towne Center               Dallas, TX                 56%         --         --       ALL      ALL        56%        94%
Waterford                  Plano, TX                   --        ALL        ALL       ALL      ALL        ALL         9%
Woodridge                  Fort Worth, TX             29%        ALL        81%       ALL      ALL        ALL         --

<Page 14a>

Houston
-------
Copper Cove                Houston, TX                82%        67%        33%       93%      ALL        82%        41%
Foxboro                    Houston, TX                81%        41%        27%       75%      ALL        95%        34%
Laurel Creek               Houston, TX                ALL        ALL        57%       ALL      ALL         2%        ALL

San Antonio
-----------
Costa del Sol              San Antonio, TX           100%       100%       100%      100%     100%       100%       100%
Country View               San Antonio, TX             --        ALL        ALL       ALL      ALL         --        50%
Remington                  San Antonio, TX            ALL        ALL        34%       ALL      ALL        ALL        ALL
Summer Oaks                San Antonio, TX            ALL        ALL        50%       ALL      ALL        ALL        34%
Villas of St. Moritz       San Antonio, TX            ALL        81%        15%       ALL      ALL        ALL        ALL

Other Texas
-----------
Fountaingate               Wichita Falls, TX          25%        19%        83%       33%      ALL         --        11%
Settler's Cove             Beaumont, TX               ALL        15%        35%       --       ALL        64%         --


Jacksonville
------------
Bentley Green              Jacksonville, FL           ALL         --         1%       ALL      ALL        ALL        50%
Brookwood Club             Jacksonville, FL           ALL        ALL         --       ALL      ALL        ALL        ALL
Huntington at Hidden Hills Jacksonville, FL           ALL        71%        71%       ALL      ALL        ALL        ALL
Remington at Ponte Vedra   Ponte Vedra Beach, FL      ALL        ALL         --       ALL      ALL        ALL        ALL
Sandpiper                  Jacksonville, FL           ALL        85%        85%       ALL      ALL        ALL         --

Tampa
-----
Bel Shores                 Largo, FL                  ALL        ALL         --       ALL      ALL        ALL         --
Carlyle at Waters          Tampa, FL                  ALL        50%         8%       ALL      ALL        ALL        ALL
Three Palms                Tampa, FL                  ALL        ALL        50%       ALL      ALL        ALL        ALL

Other Florida
-------------
Saratoga                   Melbourne, FL              ALL         --         2%       ALL      ALL        ALL        ALL

Oklahoma City
-------------
Copperfield                Oklahoma City, OK          86%        40%        24%       65%      ALL        ALL        ALL
Hunter's Ridge             Oklahoma City, OK          74%        41%        30%       ALL      ALL        74%        49%
Summerfield Place          Oklahoma City, OK          ALL        ALL         --       ALL      ALL         --        11%
Woodscape                  Oklahoma City, OK          68%        46%        34%       89%      ALL        68%        77%

Tulsa
-----
Burning Tree               Tulsa, OK                  ALL         --         --       79%      ALL         --        53%
Cinnamon Stick             Tulsa, OK                  ALL         --         --       64%      ALL         --        97%
The Lift                   Tulsa, OK                  ALL         --         --       46%      ALL         --        31%

<Page 15a>

Phoenix
-------
Casa Verde                 Phoenix, AZ                ALL         --         --       ALL      ALL        ALL         --
Meadow Glen                Glendale, AZ               ALL        ALL        18%       ALL      ALL        ALL        ALL
Terra Vida                 Mesa, AZ                   ALL        67%        75%       ALL      ALL         --         --
Woodstone                  Phoenix, AZ                ALL        ALL        33%       ALL      ALL        84%        ALL

Salt Lake City
--------------
James Pointe               Murray, UT                 ALL        ALL        33%       ALL      ALL        ALL         --
Stillwater                 Murray, UT                 ALL        ALL        33%       ALL      ALL        17%         --

Nashville
---------
Nashboro Village           Nashville, TN              ALL        82%        63%       ALL      ALL        83%        ALL
Brandywine                 Nashville, TN              ALL        42%        16%       ALL      ALL         --         --
Raintree                   Nashville, TN              ALL        42%        16%       ALL      ALL         --         --

Other Markets
-------------
Eagle Pointe               Indianapolis, IN           ALL        ALL        36%       ALL      ALL        ALL         --
Silverado                  Albuquerque, NM            ALL        30%        25%       ALL      ALL        ALL        ALL
Winridge                   Aurora, CO (Denver)        77%        ALL        ALL       ALL      ALL        77%        ALL


<Page 13b>

                      WALDEN RESIDENTIAL PROPERTIES, INC.
                              APARTMENT AMENITIES

                                                                                   Recreational Amenities
                                                                  -----------------------------------------------------
                                           Apartment Amenities                                        Sports
                                           -------------------                Swimming      Spa/    Facilities
Metropolitan Area/Property and Location         Other (1)         Clubhouse    Pools      Jacuzzi       (2)       Other
---------------------------------------    -------------------    ---------   --------    -------   ----------    -----
Austin
------
Ashbury Parke        Austin, TX            Frost-free refrigerators;  --         2            1         Yes       BBQ/Picnic
                                           Icemakers - 157 units;                                                 area
                                           Washer/Dryer - 4 units
Harper's Creek       Austin, TX            Frost-free refrigerators; Yes         2           Yes        Yes       BBQ/Picnic
                                           Icemakers - 40 units;                                                  area
                                           Microwaves - 62 units
Pinto Creek          Austin, TX            Frost-free refrigerators; Yes         2            --        Yes
                                           Icemakers
Trestles of Austin   Austin, TX            Washer/Dryer - 253 units; Yes         2           Yes         --       BBQ/Picnic
                                           Frost-free refrigerators                                               area

Dallas / Fort Worth
-------------------
Braden's Walk        Bedford, TX           Frost-free refrigerators  Yes         1           Yes        Yes       BBQ/Picnic
Cinnamon Park        Arlington, TX         Alarms; Frost-free        Yes         1           Yes        Yes       BBQ/Picnic
                                           refrigerators; Icemakers                                               area
Club at Springlake   Haltom City, TX       Alarms; Icemakers         Yes         1            --        Yes       BBQ/Picnic
                                                                                                                  area; Dry
                                                                                                                  sauna
Fielder's Glen       Arlington, TX         Frost-free refrigerators  Yes         2           Yes        Yes       BBQ/Picnic
                                                                                                                  area; Dry
                                                                                                                  sauna
The Gables           McKinney, TX          Frost-free refrigerators  Yes         2           Yes        Yes       BBQ area;
                                                                                                                  Playground
                                                                                                                  area
Greens Crossing      Dallas, TX            Alarms; Frost-free        Yes         2           Yes        Yes       BBQ/Picnic
                                           refrigerators;                                                         area
                                           Icemakers - 58 units
Hilltop              N. Richland Hills, TX Frost-free refrigerators  Yes         1           Yes        Yes       BBQ/Picnic
                                                                                                                  area
Newport              Irving, TX            Frost-free refrigerators; Yes         2           Yes         --       BBQ area;
                                           Icemakers - 52 units                                                   Playground
                                                                                                                  area
Oak Forest           Bedford, TX           Frost-free refrigerators; Yes         2            --        Yes       BBQ/Picnic
                                           Washer/Dryer - 25 units                                                area
The Pinnacle         Lewisville, TX        Frost-free refrigerators; Yes         1           Yes        Yes       BBQ/Picnic
                                           Icemakers;                                                             area
                                           Microwaves - 15 units
Post Oak Place       Dallas, TX            Frost-free refrigerators  Yes         2           Yes         --       BBQ/Picnic
                                                                                                                  area
Preston Greens       Dallas, TX            Covered parking; Alarms;  Yes         3           Yes         --       BBQ/Picnic
                                           Microwaves                                                             area; Dry
                                                                                                                  sauna
Quayle Walk          Arlington, TX         Frost-free refrigerators  Yes         1            --        Yes       BBQ/Picnic
                                                                                                                  area
Reflections of
 Highpoint           Dallas, TX            Frost-free refrigerators; Yes         4           Yes        Yes       BBQ/Picnic
                                           Alarms; Icemakers;                                                     area; Dry
                                           Microwaves;                                                            sauna; Pool
                                           Washer/Dryer                                                           table; Car
                                                                                                                  wash
Remington Hill       Fort Worth, TX        Frost-free refrigerators; Yes         3           Yes        Yes       BBQ/Picnic
                                           Microwaves; Icemakers;                                                 area; Dry
                                           Covered Parking;                                                       sauna
                                           Washer/Dryer
Rivercrest           Arlington, TX         Frost-free refrigerators -Yes         2           Yes        Yes       BBQ/Picnic
                                           200 units; Icemakers -                                                 area
                                           20 units
Shadow Creek         N. Richland Hills, TX Frost-free refrigerators  Yes         2           Yes        Yes       BBQ/Picnic
                                                                                                                  area;
                                                                                                                  Playground
                                                                                                                  area
Springfield          Mesquite, TX          Alarms; Frost-free        Yes         2           Yes         --
                                           refrigerators; Icemakers -
                                           36 units
Summer Meadows       Plano, TX             Frost-free refrigerators; Yes         2           Yes        Yes       BBQ/Picnic
                                           Icemakers; Covered                                                     area; Car
                                           parking                                                                wash;
                                                                                                                  Playground
                                                                                                                  area; Pool
                                                                                                                  table
Summer Villas        Dallas, TX            Frost-free refrigerators; Yes         3           Yes        Yes       BBQ/Picnic
                                           Icemakers                                                              area
Summers Crossing     Plano, TX             Frost-free refrigerators; Yes         2           Yes        Yes       BBQ/Picnic
                                           Icemakers                                                              area;
                                                                                                                  Playground
                                                                                                                  area
Summers Landing      Fort Worth, TX        Frost-free refrigerators; Yes         1           Yes         --       BBQ/Picnic
                                           Icemakers                                                              area
Timber Creek at
 Treepoint           Arlington, TX         Frost-free refrigerators; Yes         4           Yes        Yes       BBQ/Picnic
                                           Icemakers - 110 units                                                  area;
                                                                                                                  Playground
                                                                                                                  area
Towne Center         Dallas, TX            Frost-free refrigerators -Yes         2            --        Yes       BBQ/Picnic
                                           127 units; Alarms - 52 units                                           area
Waterford            Plano, TX             Frost-free refrigerators;  --         3            --        Yes       BBQ/Picnic
                                           Covered parking;                                                       area
                                           Washer/Dryer - 6 units
Woodridge            Fort Worth, TX        Frost-free refrigerators   --         1            --        Yes       BBQ/Picnic
                                                                                                                  area;
                                                                                                                  Dry sauna

<Page 14b>

Houston
-------
Copper Cove          Houston, TX           Frost-free refrigerators; Yes         1           Yes         --
                                           Icemakers - 54 units
Foxboro              Houston, TX           Alarms; Frost-free        Yes         1            --         --       BBQ/Picnic
                                           refrigerators; Icemakers -                                             area
                                           24 units
Laurel Creek         Houston, TX           Alarms; Frost-free        Yes         3           Yes        Yes
                                           refrigerators; Icemakers;
                                           Washer/Dryer - 94 units

San Antonio
-----------
Costa del Sol        San Antonio, TX       Frost-free refrigerators; Yes         2            --        Yes       BBQ/Picnic
                                           Microwaves;                                                            area
                                           Washer/Dryer
Country View         San Antonio, TX       Icemakers; Microwaves;    Yes         3            --         --       BBQ/Picnic
                                           Alarms                                                                 area
Remington            San Antonio, TX       Alarms; Frost-free        Yes         1             1        Yes       BBQ/Picnic
                                           refrigerators; Icemakers;                                              area
                                           Microwaves;
                                           Washer/Dryer - 4 units
Summer Oaks          San Antonio, TX       Alarms - 32 units;        Yes         2             1        Yes       BBQ/Picnic
                                           Frost-free refrigerators;                                              area
                                           Washer/Dryer - 16 units
Villas of St. Moritz San Antonio, TX       Frost-free refrigerators; Yes         1             1        Yes       BBQ/Picnic
                                           Microwaves                                                             area

Other Texas
-----------
Fountaingate         Wichita Falls, TX     Covered parking;          Yes         2            --        Yes       Playground
                                           Microwaves                                                             area
Settler's Cove       Beaumont, TX          Frost-free refrigerators  Yes         1            --        Yes       BBQ/Picnic
                                                                                                                  area


Jacksonville
------------
Bentley Green        Jacksonville, FL      Microwaves - 44 units;    Yes         2             2        Yes       BBQ/Picnic
                                           Washer/Dryer - 396 units                                               area
Brookwood Club       Jacksonville, FL      Alarms; Frost-free        Yes        10            --        Yes
                                           refrigerators
Huntington at Hidden
 Hills               Jacksonville, FL      Frost-free refrigerators; Yes         1             1        Yes       BBQ/Picnic
                                           Icemakers; Microwaves;                                                 area;
                                           Covered parking - 112 units                                            Playground
                                                                                                                  area
Remington at Ponte
 Vedra               Ponte Vedra Beach, FL Frost-free refrigerators; Yes         2           Yes        Yes       Playground
                                           Icemakers; Microwaves;                                                 area; Dry
                                           Washer/Dryer                                                           sauna; car
                                                                                                                  wash
Sandpiper            Jacksonville, FL      Frost-free refrigerators  Yes         2           Yes        Yes       BBQ/Picnic
                                                                                                                  area; Car
                                                                                                                  wash;
                                                                                                                  Playground
                                                                                                                  area
Tampa
-----
Bel Shores           Largo, FL             Frost-free refrigerators  Yes         1           Yes        Yes       BBQ area;
                                                                                                                  Car wash
Carlyle at Waters    Tampa, FL             Alarms; Frost-free        Yes         2           Yes        Yes
                                           refrigerators; Icemakers -
                                           98 units
Three Palms          Tampa, FL             Frost-free refrigerators; Yes         4           Yes        Yes       BBQ/Picnic
                                           Icemakers; Microwaves;                                                 area; Dry
                                           Washer/Dryer                                                           sauna;
                                                                                                                  Playground
                                                                                                                  area; Car
                                                                                                                  wash

Other Florida
-------------
Saratoga             Melbourne, FL         Frost-free refrigerators; Yes         1            --        Yes       Pool table
                                           Washer/Dryer


Oklahoma City
-------------
Copperfield          Oklahoma City, OK     Alarms; Frost-free        Yes         1           Yes         No
                                           refrigerators; Icemakers -
                                           42 units
Hunter's Ridge       Oklahoma City, OK     Alarms; Frost-free        Yes         1           Yes        Yes        BBQ/Picnic
                                           refrigerators; Icemakers -                                              area
                                           40 units
Summerfield Place    Oklahoma City, OK     Frost-free refrigerators; Yes         1            --        Yes        BBQ/Picnic
                                           Icemakers; Microwaves;                                                  area
                                           Washer/Dryer - 175 units
Woodscape            Oklahoma City, OK     Frost-free refrigerators; Yes         2           Yes        Yes
                                           Icemakers - 58 units

Tulsa
-----
Burning Tree         Tulsa, OK             Frost-free refrigerators -Yes         1            --        Yes        Playground
                                           46 units                                                                area
Cinnamon Stick       Tulsa, OK             Icemakers - 72 units      Yes         1            --        Yes        BBQ/Picnic
                                                                                                                   area
The Lift             Tulsa, OK             Frost-free refrigerators -Yes         1            --        Yes        Playground
                                           43 units                                                                area

<Page 15b>

Phoenix
-------
Casa Verde           Phoenix, AZ           Covered parking            --         2           Yes         --        BBQ/Picnic
                                                                                                                   area
Meadow Glen          Glendale, AZ          Frost-free refrigerators;  --         2             2        Yes        BBQ/Picnic
                                           Covered parking;                                                        area;
                                           Microwaves; Washer/Dryer                                                Playground
                                                                                                                   area
Terra Vida           Mesa, AZ              Frost-free refrigerators; Yes         3             2        Yes        BBQ/Picnic
                                           Covered parking;                                                        area;
                                           Washer/Dryer - 100 units                                                Playground
                                                                                                                   area
Woodstone            Phoenix, AZ           Covered parking;          Yes         4           Yes        Yes        BBQ/Picnic
                                           Microwaves                                                              area

Salt Lake City
--------------
James Pointe         Murray, UT            Covered parking           Yes         1           Yes        Yes        Tanning
                                                                                                                   bed; Pool
                                                                                                                   table
Stillwater           Murray, UT            Covered parking           Yes         1           Yes        Yes        Tanning
                                                                                                                   bed; Pool
                                                                                                                   table

Nashville
---------
Nashboro Village     Nashville, TN         Frost-free refrigerators - 3          6             2        Yes        BBQ/Picnic
                                           620 units;                                                              area; Two
                                           Icemakers - 621 units;                                                  dry
                                           Washer/Dryer - 120 units                                                saunas; Community
                                                                                                                   wide along
                                                                                                                   with sports
                                                                                                                   center
Brandywine           Nashville, TN         Frost-free refrigerators  Yes         1            --        Yes
Raintree             Nashville, TN         Frost-free refrigerators  Yes         1            --        Yes

Other Markets
-------------
Eagle Pointe         Indianapolis, IN      Microwaves                Yes         1           Yes        Yes        Two tanning
                                                                                                                   beds
Silverado            Albuquerque, NM       Alarms; Frost-free        Yes         2           Yes        Yes        BBQ/Picnic
                                           refrigerators; Microwaves                                               area
Winridge             Aurora, CO (Denver)   Frost-free refrigerators; Yes         1            --        Yes        BBQ/Picnic
                                           Icemakers; Microwaves;                                                  area; Dry
                                           Washer/Dryer                                                            sauna


(1) Amenities exist in all units except where otherwise indicated.
(2) Consists of one or more of the following: Fitness center, tennis court(s), water volleyball, racquetball, basketball and/or volleyball courts.

<Page 16>

Item 3.    Legal Proceedings

           Neither the Company nor the Properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Properties. The Company and the Properties are occasionally subjected to routine litigation arising in the ordinary course of business, which has been and is expected to be covered by liability insurance and none of which has had or is expected to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

Item 4.    Submission of Matters to a Vote of Security
           Holders

           (a)    (1)    A Special Meeting of holders
                         of the Company's 9.16% Series
                         B Convertible Redeemable
                         Preferred Stock was held on
                         December 2, 1996.

                  (2)    The Series B Preferred
                         Stockholders approved the
                         issuance of a series of senior
                         preferred stock:

                          Affirmative     Negative      Abstentions
                          -----------     --------      -----------
                            932,220        339,800        435,280

            (b)  (1)     A Special Meeting of holders of the Company's
                         9.16% Series A Convertible Redeemable Preferred
                         Stock was held on December 11, 1996.

                 (2) The Series A Preferred Stockholders approved the issuance of a series of senior preferred stock:

                          Affirmative     Negative      Abstentions
                          -----------     --------      -----------
                             66,000            --          12,700

<Page 17>

                             PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

  The common stock of the Company ("Common Stock") has traded on the New York Stock Exchange ("NYSE") under the symbol "WDN" since February 2, 1994, the date on which the Common Stock began trading. The following table sets forth for the periods indicated the high and low sales prices per common share as reported on the NYSE and the distributions declared by the Company per share for each such period in 1996 and 1995:

                                                        Distributions
Quarter Ended                           High        Low    Per Share
-------------                           ----        ---    ---------
March 31, 1996. . . . . . .           $22.125     $20.000    $.465
June 30, 1996 . . . . . . .            21.875      20.250     .465
September 30, 1996. . . . .            21.875      19.750     .465
December 31, 1996 . . . . .            26.000      20.875     .465

March 31, 1995. . . . . . .            20.50       17.875     .455
June 30, 1995 . . . . . . .            19.875      18.00      .455
September 30, 1995. . . . .            19.50       18.125     .455
December 31, 1995 . . . . .            21.00       17.375     .455

  As of March 3, 1997, the Common Stock was held by 1,315 stockholders of record, including shares held in nominee or street name by brokers.

  For the year ended December 31, 1996, the Company declared and paid distributions totaling $1.86 per share of Common Stock.
On March 3, 1997, the Company paid a distribution of $.4825 per share to record holders of Common Stock on February 17, 1997, representing a 3.8% increase in its quarterly distribution and an annualized distribution of $1.93 per share of Common Stock.

  Pursuant to a provision of the Company's credit facility, distributions to stockholders may not exceed 90% of funds from operations, as defined in the credit facility. The Company does not anticipate any restrictions on distributions pursuant to this provision.

  Future distributions made by the Company will be at the discretion of its Board of Directors and will depend upon numerous factors, including the gross revenues received from its Properties, the operating expenses of the Company, capital expenditures for the Properties and the interest expense incurred in borrowing.

  Distributions by the Company to the extent of its current and accumulated earnings and profits for Federal income tax purposes generally will be taxable to stockholders as ordinary dividend income. Distributions in excess of such earnings and profits generally will be treated as a non-taxable reduction of the stockholder's basis in the shares of Common Stock to the extent thereof (which may have the effect of deferring taxation until such stockholder's sale of the shares of Common Stock), and thereafter as taxable gain. Approximately $0.80 (or 43.3%) of the $1.86

<Page 18>

of distributions in 1996 represented a return of capital. In addition, approximately $0.07 (or 3.7%) of the $1.86 distributions in 1996 represented a capital gain from the sale of real estate assets.

Item 6.     Selected Financial Data

  The following tables set forth selected consolidated financial data for the Company and combined financial data for 18 of the Original Properties (three of which have been sold, one in April 1995, one in April 1996 and one in September 1996) acquired concurrently with the closing of the IPO and assets, liabilities and operations of the Walden Predecessors' operating companies.
The historical consolidated operating data for the Company for the years ended December 31, 1996 and 1995 and the period from February 9, 1994 (date of commencement of operations) to December
31, 1994 and the balance sheet data as of December 31, 1996 and 1995 and the combined operating data of the Walden Predecessors for the period January 1, 1994 to February 8, 1994, each of the years in the two-year period ended December 31, 1993 and the balance sheet data as of December 31, 1993 and 1992 have been derived from the consolidated financial statements and accounting records of the Company and the combined financial statements and accounting records of the Walden Predecessors, respectively, which have been audited by independent auditors. The consolidated and combined historical operating results of the Company and the Walden Predecessors may not be indicative of future operating results of the Company. The following selected financial information should be read in conjunction with the discussion set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements included elsewhere in this report. All amounts are in thousands except per share and property data.

<Page 19>


                                                              The Company
                                                      ----------------------------
                                                         Year Ended  February 9 to
                                                        December 31,  December 31,
                                                      --------------- ------------
                                                      1996       1995     1994
                                                      ----       ----     ----
OPERATING DATE
  Revenues
     Rental income . . . . . . . . . . . .         $105,602    $78,469  $39,602
     Other property income . . . . . . . .            3,873      3,090    1,493
     Interest income . . . . . . . . . . .            1,433        856      365
     Other income. . . . . . . . . . . . .              263        409      533
                                                   --------    -------  -------
       Total revenues. . . . . . . . . . .          111,171     82,824   41,993

  Expenses
     Property operating and maintenance. .           37,521     28,748   15,607
     Real estate taxes . . . . . . . . . .           10,039      7,337    3,275
     General and administrative. . . . . .            5,124      3,811    2,507
     Interest expense. . . . . . . . . . .           20,573     17,111    6,288
     Amortization. . . . . . . . . . . . .              916        900      371
     Depreciation. . . . . . . . . . . . .           19,810     15,734    8,589
                                                   --------    -------  -------
       Total expenses. . . . . . . . . . .           93,983     73,641   36,637
                                                   --------    -------  -------
  Operating income . . . . . . . . . . . .           17,188      9,183    5,356
  Gain on disposition of real property . .            1,934      1,502      --
                                                   --------    -------  -------
  Income before extraordinary item . . . .           19,122     10,685    5,356
  Extraordinary loss on debt
    extinguishment. . . . . . . . . . . . .          (1,848)    (1,352)     --
                                                   --------    -------  -------
  Net income . . . . . . . . . . . . . . .           17,274      9,333    5,356
  Preferred distributions. . . . . . . . .           (4,092)      (922)     --
                                                   --------    -------  -------
  Net income available to common
    stockholders . . . . . . . . . . . . .         $ 13,182    $ 8,411  $ 5,356
                                                   ========    =======  =======
  Net income available to common
    stockholders per share . . . . . . . .         $    .90    $   .69  $   .62
                                                   ========    =======  =======
  Distributions per share of common stock.         $   1.86    $  1.82  $  1.09
                                                   ========    =======  =======
  Weighted average number of common stock
    and common stock equivalent shares
    outstanding. . . . . . . . . . . . . .           14,720     12,155    8,689
                                                   ========    =======  =======
PROPERTY DATA
  Total properties (at end of period). . .               68         55       40
  Total units (at end of period) . . . . .           21,407     17,205   12,319
  Total units (weighted average) . . . . .           18,430     14,601    9,140
  Weighted average monthly property revenue
    per unit (a) . . . . . . . . . . . . .         $    495    $   465  $   420

OTHER DATA
  Funds from operations (b). . . . . . . .         $ 36,998    $24,917  $13,945

                                                              The Company
                                                      ------------------------
                                                              Year Ended
                                                              December 31,
                                                              ------------
                                                      1996       1995     1994
                                                      ----       ----     ----
BALANCE SHEET DATA
  Real estate assets . . . . . . . . . . .         $683,515   $513,341 $329,206
  Accumulated depreciation . . . . . . . .          (41,707)   (23,734)  (8,589)
  Total assets . . . . . . . . . . . . . .          689,714    510,548  334,937
  Mortgage notes payable and credit
    facility . . . . . . . . . . . . . . .          258,908    259,015  165,439
  Stockholders' equity . . . . . . . . . .          411,421    235,127  160,267


-------------------------

(a) Represents rental income and other property income, divided by weighted average units, divided by the number of months.

(b) Management generally considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO is defined as net income (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity. FFO for the 1995 and 1994 periods have been restated to reflect the new definition of FFO.

<Page 20>

                                                   Walden Predecessors
                                               ---------------------------
                                                                Year Ended
                                               January 1 to    December 31,
                                                February 8,   --------------
                                                   1994       1993      1992
                                                   ----       ----      ----
OPERATING DATA
  Revenues
     Rental income . . . . . . . . . . . .      $  3,047   $ 27,336  $ 25,668
     Other property income . . . . . . . .           134      1,286     1,089
     Interest income . . . . . . . . . . .            37        124       182
     Property management fees. . . . . . .           150      1,266     1,167
                                                --------   --------  --------
       Total revenues. . . . . . . . . . .         3,368     30,012    28,106

  Expenses
     Property operating and maintenance. .         1,242     11,398    10,813
     Real estate taxes . . . . . . . . . .           226      2,159     2,121
     General and administrative. . . . . .           217      2,263     2,014
     Interest expense. . . . . . . . . . .         1,075     11,456    11,751
     Amortization and financing costs. . .            20      1,417       418
     Depreciation. . . . . . . . . . . . .           633      6,114     6,198
                                                --------   --------  --------
       Total expenses. . . . . . . . . . .         3,413     34,807    33,315
                                                --------   --------  --------
  Net loss (a) . . . . . . . . . . . . . .      $    (45)  $ (4,795) $ (5,209)
                                                ========   ========  ========
PROPERTY DATA
  Total properties (at end of period). . .            18         18        18
  Total units (at end of period) . . . . .         5,895      5,895     5,895
  Total units (weighted average) . . . . .         5,895      5,895     5,895
  Weighted average monthly property revenue
    per unit (b) . . . . . . . . . . . . .      $    421   $    405  $    378

OTHER DATA
  Funds from operations (c). . . . . . . .      $    588   $  1,370  $  1,079

                                                               December 31,
                                                              --------------
                                                              1993      1992
                                                              ----      ----
BALANCE SHEET DATA
  Real estate assets . . . . . . . . . . .                 $195,421  $195,421
  Accumulated depreciation and impairment
    allowance. . . . . . . . . . . . . . .                  (83,026)  (76,981)
  Total assets . . . . . . . . . . . . . .                  121,889   126,495
  Mortgage notes payable . . . . . . . . .                  147,322   144,801
  Partners' deficit. . . . . . . . . . . .                  (33,610)  (29,256)


-------------------------

(a) Net loss of Walden Predecessors is before income tax benefits and extraordinary gains.

(b) Represents rental income and other property income, divided by weighted average units, divided by the number of months.

(c) Management generally considers FFO to be an appropriate measure of the performance of an equity REIT. FFO is defined as net income (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity. FFO for the three periods presented above have been restated to reflect the new definition of FFO.

<Page 21>

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Overview
--------

  The following discussion should be read in conjunction with the "Selected Financial Data" and all of the financial statements and notes thereto included elsewhere in this report. Such financial statements and information have been prepared to reflect the consolidated statements of income of the Company for the years ended December 31, 1996 and 1995 and the period from February 9, 1994 (date of commencement of operations) through December 31, 1994, the balance sheet of the Company as of December 31, 1996 and 1995 and the historical combined operations of the Walden Predecessors prior to the consummation of the IPO. (See the Walden Residential Properties, Inc. Consolidated Financial Statements and related Notes and the Walden Predecessors Combined Financial Statements and related Notes included elsewhere in this report.)

  Changes in revenues and expenses related to the Properties during 1996 and 1995 are primarily the result of property acquisitions. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period. The results of operations of the Company for the period from February 9, 1994 (date of commencement of operations) to December 31, 1994 and the Walden Predecessors for the period from January 1, 1994 to February 8, 1994 are combined in this discussion to reflect the results of operations for the year ended December 31, 1994. Revenues and most expenses related to the properties owned by the Walden Predecessors are comparable to those of the Company. However, interest, depreciation and amortization, and general and administrative expenses of the Company are not necessarily comparable to those same expenses of the Walden Predecessors due, in large part, to three factors. The Company's reduced debt level as a result of the application of the proceeds from the IPO, offset by increased indebtedness related to properties acquired in 1994, 1995 and 1996, resulted in a decrease in interest expense in 1994 and an increase in interest expense in 1995 and 1996. Depreciation and amortization of the Company increased because of property acquisitions and basis adjustments made to reflect purchase accounting for assets acquired on February 9, 1994. General and administrative expenses increased due to costs associated with public ownership of the Company and property acquisitions.

Results of Operations
---------------------

  Results of Operations for the Company for the Year Ended
December 31, 1996 Compared to the Year Ended December 31, 1995.

  The weighted average number of units owned increased by 3,829 units in 1996, or 26.2%, from 14,601 units in 1995 to
18,430 units in 1996 as a result of the acquisition of additional properties. Total units owned at December 31, 1995 and 1996 were 17,205 and 21,407, respectively. The portfolio had a weighted average occupancy of 94.5% for both 1995 and 1996.

<Page 22>

  The Company owned 36 properties with 11,188 apartment units throughout both calendar years 1996 and 1995. The operating performance of these properties is summarized as follows:

                                             Year Ended
                                             December 31,
                                            -------------
                                            1996     1995     % Change
                                            ----     ----     --------
Rental and other property revenue
  (in thousands) . . . . . . . . . .      $63,623  $60,684        4.8%
Property operating expenses
  (in thousands) (1) . . . . . . . .       27,675   27,239        1.6%
                                          -------  -------
Property operating income
  (in thousands) . . . . . . . . . .      $35,948  $33,445        7.5%
                                          =======  =======
Weighted average physical
  occupancy. . . . . . . . . . . . .        94.4%    94.7%         N/A
                                          =======  =======
Average monthly revenue per
  unit . . . . . . . . . . . . . . .      $   474  $   452        4.8%
                                          =======  =======
Average annual operating and
  maintenance expenses per
  unit . . . . . . . . . . . . . . .      $ 2,007  $ 1,975        1.6%
                                          =======  =======
Average annual real estate taxes
  per unit . . . . . . . . . . . . .      $   467  $   460        1.5%
                                          =======  =======

Operating expense ratio  . . . . . .        43.5%    44.9%       (3.1%)
                                          =======  =======

(1) Consists of property operating and maintenance and real estate tax expenses.

       The operating performance of properties not owned throughout both calendar years 1996 and 1995 is summarized as follows:

                                             Year Ended
                                             December 31,
                                            -------------
                                            1996     1995     % Change
                                            ----     ----     --------
Rental and other property revenue
  (in thousands) . . . . . . . . . .      $45,852  $20,875      119.7%
Property operating expenses
  (in thousands) (1) . . . . . . . .       19,885    8,846      124.8%
                                          -------  -------
Property operating income
  (in thousands) . . . . . . . . . .      $25,967  $12,029      115.9%
                                          =======  =======
Weighted average number of
  units. . . . . . . . . . . . . . .        7,242    3,413      112.2%
                                          =======  =======
Weighted average physical
  occupancy. . . . . . . . . . . . .        94.7%    93.8%        N/A
                                          =======  =======
Average monthly revenue per
  unit . . . . . . . . . . . . . . .      $   528  $   510        3.5%
                                          =======  =======
Average annual operating and
  maintenance expenses per
  unit . . . . . . . . . . . . . . .      $ 2,081  $ 1,948        6.8%
                                          =======  =======
Average annual real estate taxes
  per unit . . . . . . . . . . . . .      $   665  $   644        3.3%
                                          =======  =======

Operating expense ratio. . . . . . .        43.4%    42.4%        2.4%
                                          =======  =======

(1) Consists of property operating and maintenance and real estate tax expenses.

<Page 23>

  Interest income increased $577,000 in 1996, or 67.4%, from $856,000 in 1995 to $1,433,000 in 1996, primarily as the result of increased cash balances and interest earned on recourse notes entered into by certain officers and directors of the Company in December 1995 and January 1996 in connection with the acquisition of shares of Common Stock by such persons.

  Other income decreased $146,000 in 1996, or 35.7%, from $409,000 in 1995 to $263,000 in 1996, primarily due to the reduction in third-party management contracts and an increase in operating expenses of WDN Management unrelated to third-party management contracts. The number of third-party management contracts decreased from ten at December 31, 1995 to eight at the end of 1996.

  General and administrative expenses increased $1.3 million in 1996, or 34.5%, from $3.8 million in 1995 to $5.1 million in 1996. This represented a per weighted average unit increase of $17, or 6.5%. The increase in general and administrative expenses was primarily due to increased occupancy cost due to the relocation of the Company's corporate office, increased salaries expense and increased costs associated with the increased number of stockholders (quarterly mailings to stockholders, transfer services, NYSE listing fees, etc.).

  Interest expense increased $3.5 million in 1996, or 20.2%, from $17.1 million in 1995 to $20.6 million in 1996, due to the increased weighted average indebtedness of approximately $60.9 million associated with the acquisition of properties offset by a decreased weighted average interest rate in 1996 of approximately 0.5%.

  Depreciation expense increased $4.1 million in 1996, or 25.9%, from $15.7 million in 1995 to $19.8 million in 1996, due to depreciation on additional properties acquired and capital improvements on existing properties.

  The $1.9 million gain on disposition of real property in 1996 related to the sale of three properties: a 384-unit property located in Wichita, Kansas on April 24, 1996, a 304-unit property located in Corpus Christi, Texas on August 30, 1996 and a 144-unit property located in Stone Mountain, Georgia on September 27,
1996. The Company received total net sales proceeds from these dispositions of approximately $22.9 million, which were used to purchase additional properties.

  The $1.8 million extraordinary loss on debt extinguishment in 1996 resulted from the write-off of unamortized deferred financing costs and prepayment penalties incurred in connection with the refinancings of the Company's credit facility in February 1996 ($488,000) and December 1996 ($767,000), the
refinancing of $22 million of variable rate tax-exempt debt in May 1996 ($96,000), the repayment of debt on a property sold in September 1996 ($488,000) and the refinancing of $14.4 million of fixed rate debt on three properties in October 1996 ($9,000).

  As of July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets, on a prospective basis ($864,000 was capitalized in 1996 which would have been expensed under the old policy). The Company believes that this accounting policy change is preferable because it is consistent with policies currently being used by the majority of

<Page 24>

the largest publicly traded apartments REITs and provides a better matching of expenses with the related benefit of the expenditures.

  Results of Operations for the Company for the Year Ended
December 31, 1995 Compared to the Combined Results of Operations for the Company and the Walden Predecessors for the Year Ended
December 31, 1994.

  The weighted average number of units owned increased by 5,807 units in 1995, or 66.0%, from 8,794 units in 1994 to 14,601 units in 1995 as a result of the acquisition of additional properties. Total units owned at December 31, 1994 and 1995 were 12,319 and 17,205, respectively. The portfolio had a weighted average occupancy of 94.3% and 94.5% for 1994 and 1995, respectively.

  The Company owned 17 properties with 5,596 apartment units throughout both calendar years 1995 and 1994. The operating performance of these properties is summarized as follows:

                                              Year Ended
                                             December 31,
                                            -------------
                                            1995     1994     % Change
                                            ----     ----     --------
Rental and other property revenue
  (in thousands) . . . . . . . . . .      $30,474  $28,419        7.2%
Property operating expenses
  (in thousands) (1) . . . . . . . .       12,858   12,749        0.9%
                                          -------  -------
Property operating income
  (in thousands) . . . . . . . . . .      $17,616  $15,670       12.4%
                                          =======  =======
Weighted average physical
  occupancy. . . . . . . . . . . . .        94.7%    94.6%        N/A
                                          =======  =======
Average monthly revenue per
  unit . . . . . . . . . . . . . . .      $   454  $   423        7.2%
                                          =======  =======
Average annual operating and
  maintenance expenses per
  unit . . . . . . . . . . . . . . .      $ 1,908  $ 1,894        0.7%
                                          =======  =======
Average annual real estate taxes
  per unit . . . . . . . . . . . . .      $   390  $   384        1.6%
                                          =======  =======

Operating expense ratio. . . . . . .        42.2%    44.9%       (6.0%)
                                          =======  =======

(1) Consists of property operating and maintenance and real estate tax expenses.

<Page 25>

       The operating performance of properties not owned throughout both calendar years 1995 and 1994 is summarized as follows:

                                             Year Ended
                                             December 31,
                                            -------------
                                            1995     1994     % Change
                                            ----     ----     --------
Rental and other property revenue
  (in thousands) . . . . . . . . . .      $51,085  $15,857      222.2%
Property operating expenses
  (in thousands) (1) . . . . . . . .       23,227    7,601      205.6%
                                          -------  -------
Property operating income
  (in thousands) . . . . . . . . . .      $27,858  $ 8,256      237.4%
                                          =======  =======
Weighted average number of
  units. . . . . . . . . . . . . . .        9,005    3,198      181.6%
                                          =======  =======
Weighted average physical
  occupancy. . . . . . . . . . . . .        94.4%    94.1%        N/A
                                          =======  =======
Average monthly revenue per
  unit . . . . . . . . . . . . . . .      $   473  $   413       14.5%
                                          =======  =======
Average annual operating and
  maintenance expenses per
  unit . . . . . . . . . . . . . . .      $ 2,007  $ 1,955        2.7%
                                          =======  =======
Average annual real estate taxes
  per unit . . . . . . . . . . . . .      $   572  $   422       35.5%
                                          =======  =======

Operating expense ratio. . . . . . .        45.5%    47.9%       (5.0%)
                                          =======  =======

(1) Consists of property operating and maintenance and real estate tax expenses.

       Interest income increased $454,000 in 1995, or 112.9%, from $402,000 in 1994 to $856,000 in 1995 as the result of increased cash balances, higher short-term interest rates and interest earned on recourse notes entered into by certain officers of the Company in connection with the acquisition of shares of Common Stock by such persons.

       Property management fees and other income combined decreased $274,000 in 1995, or 40.1%, from $683,000 in 1994 to $409,000 in
1995. A portion of the decrease resulted from the termination of four management contracts in December 1994, due to the Company purchasing the properties, and the non-renewal of two additional management contracts in August 1995 at the option of the owners. The remaining portion of the decrease was attributable to accounting for WDN Management on the equity accounting method. At the close of the IPO, WDN Management was formed to continue the fee management of multifamily properties for third parties. The Walden Predecessors accounted for property management income on a combined basis. This decrease in revenue is partially offset by a decrease in general and administrative expenses, also as a result of the differing accounting treatment.

       General and administrative expense increased $1.1 million in 1995, or 40.7%, from $2.7 million in 1994 to $3.8 million in 1995. This represents a per weighted average unit decrease of $49 in 1995, or 15.8%. The increase in general and administrative expenses was primarily due to increased occupancy cost due to the relocation of the Company's corporate office, increased salaries expense and increased costs associated with the increased number of stockholders (quarterly mailings to stockholders, transfer services, NYSE listing fees, etc.).

<Page 26>

       Interest expense increased $9.7 million in 1995, or 131%, from $7.4 million in 1994 to $17.1 million in 1995 due to increased weighted average indebtedness of approximately $113 million associated with the acquisition of properties and an increased weighted average interest rate in 1995 of approximately 0.71%.

       Depreciation and amortization and financing costs increased $7.0 million in 1995, or 72.9%, from $9.6 million in 1994 to $16.6 million in 1995 primarily due to additional depreciation on properties acquired since the IPO and additional amortization of deferred loan costs associated with debt incurred in 1995.

       Of the $1.5 million gain on disposition of real property, $1.1 million resulted from the sale of Sterling Pointe Apartments, a 299-unit property located in Greensboro, North Carolina, in April 1995. The remaining gain of $.4 million resulted from the sale of Barrington Oaks, a 242-unit property located in Roswell, Georgia, in December 1995. The Company received total net sales proceeds from these dispositions of approximately $23.2 million.

       The $1.4 million extraordinary loss represented prepayment penalties and deferred loan costs written off upon repayment of certain of the Company's indebtedness in 1995.

Liquidity and Capital Resources
-------------------------------

       The Company's principal demands for liquidity are distributions to its stockholders, ongoing maintenance and repair of its properties, capital improvements to its properties, acquisitions of properties, interest on indebtedness and debt repayments.

       In 1996, the Company received a total of $200.6 million in net equity proceeds from four public offerings, its dividend reinvestment plan and stock issued to an officer in January 1996. In addition, the Company received approximately $22.9 million from the sale of three properties, of which $4.2 million represented a mortgage loan assumed by the buyer in connection with the sale of one property. These funds were primarily used to purchase 16 properties (5,034 units) with an aggregate purchase price of approximately $183.0 million, including $4 million for undeveloped land. In connection with the acquisition of these 16 properties, the Company assumed $14.7 million of existing mortgage indebtedness and funded $3.3 million in rehabilitation costs.

       Cash and cash equivalents increased $22.9 million, or 337%, from $6.8 million as of December 31, 1995 to $29.7 million as of December 31, 1996.

       Net cash provided by operating activities increased by $7.0 million in 1996, from $31.3 million in 1995 to $38.3 million in 1996, primarily due to an increase in property operating income from properties owned throughout both years, as well as property operating income from properties acquired in 1996.

       Net cash used in investing activities was $158.7 million for the year ended December 31, 1996, primarily due to $168.2 million of property acquisitions and $9.5 million of capital

<Page 27>

improvements on the properties, offset by $18.7 million of net cash proceeds from the sale of three properties in 1996.

       Net cash provided from financing activities was $143.3 million for the year ended December 31, 1996, primarily due to a $200.6 million of net proceeds from the sale of stock, less net repayments of mortgage financings and distributions to stockholders.

       The Company intends to meet its short-term liquidity requirements, including capital expenditures related to maintaining and improving its Matured Properties, through cash flow provided by operations. The Company considers its cash provided by operating activities to be adequate to meet both its operating requirements and distribution obligations. The Company has certain loans which require principal payments on a monthly basis for which cash provided by operating activities may or may not be sufficient. Accordingly, the Company anticipates borrowing under its credit facility (the "Credit Facility"), as described below, to fund such payments, if necessary.

       During the year ended December 31, 1996, the Company spent approximately $9.5 million in capital expenditures and rehabilitation expenditures on acquisition properties. Rehabilitation costs of $5.3 million and capital expenditures on Matured Properties of $4.2 million were funded from net cash provided by operating activities. The Company has budgeted capital improvements of $19.7 million for 1997 on its Matured Properties (of which $13.6 million represents non-recurring costs for the construction of covered carports, the installation of access gates with perimeter fencing, energy efficient exterior lighting and water savers and the reconstruction of balconies and exterior stairwells) and $11.3 million to complete necessary renovations to properties acquired in 1996, which are anticipated to be funded from borrowings under the Credit Facility.

       For the year ended December 31, 1996, the Company paid distributions of $31.2 million to its common and preferred stockholders and on the convertible equity securities. On March 3, 1997, the Company paid distributions of $10.9 million to common and preferred stockholders of record on February 17, 1997. The distribution paid to common stockholders was $.4825 per share, which equates to an annualized distribution of $1.93 per share, a 3.8% increase over the aggregate $1.86 per share distributions paid in 1996.

       As of December 31, 1996, the Company had outstanding indebtedness in the aggregate principal amount of $258.9 million, consisting of fixed rate conventional and tax-exempt debt in the amount of $207.8 million and variable rate tax-exempt debt of $51.1 million.

<Page 28>

       During the year ended December 31, 1996, the Company refinanced, repaid or assumed debt as summarized below (in thousands):

                                Outstanding                                                        Outstanding
                                Indebtedness                                                       Indebtedness
                                    as of        Debt        Debt           Debt       Principal       as of
                                  12/31/95     Proceeds     Assumed         Repaid     Repayment     12/31/96
                                ------------   --------     -------         ------     ---------   ------------
Fixed rate indebtedness           $179,460     $ 37,470    $ 10,553 (1)  $ (14,418)     $ (5,242)    $207,823
Variable rate indebtedness          73,055          --          --         (21,970)          --        51,085
Credit Facility                      6,500      129,300         --        (135,800)          --           --
                                  --------     --------    --------      ---------      --------     --------
  Total                           $259,015     $166,770    $ 10,553      $(172,188)     $ (5,242)    $258,908
                                  ========     ========    ========      =========      ========     ========

(1) Represents mortgages assumed by the Company of $14,748 net of a $4,195 mortgage loan assumed by the buyer of one property sold in 1996.

  The following table sets forth certain information regarding the outstanding indebtedness as of December 31, 1996:

                                           Weighted Average
                                         -------------------     Outstanding   Percentage
                                         Interest   Years to      Principal        of
                                           Rate     Maturity     Balance (1)     Total
                                         --------   --------     -----------   ----------
Conventional fixed rate                    8.70%    7.8 Years      $138,003       53.3%
Tax-exempt fixed rate                      6.48%   22.2 Years        69,820       27.0%
                                                                   --------      ------
  Total fixed rate                         7.95%   12.6 Years       207,823       80.3%
                                                                   --------      ------
Tax-exempt variable rate                   5.78%    1.5 Years        51,085       19.7%
Credit Facility                             N/A     2.1 Years           --         0.0%
                                                                   --------      ------
  Total variable rate                      5.78%    1.5 Years        51,085       19.7%
                                                                   --------      ------
     Total                                 7.53%   10.4 Years      $258,908      100.0%
                                                                   ========      ======

(1)    In thousands.

  The Company has no outstanding indebtedness that matures during the next year. Of the total indebtedness, principal and balloon payments become due as follows (in thousands):

                                                    Balloon
                                      Principal     Payments        Total
                                      ---------     --------        -----
1997. . . . . . . . . . .              $  3,334     $    --       $  3,334
1998. . . . . . . . . . .                 3,593       51,085        54,678
1999. . . . . . . . . . .                 3,888          --          3,888
2000. . . . . . . . . . .                 4,148        7,067        11,215
2001. . . . . . . . . . .                 4,321        6,636        10,957
Thereafter. . . . . . . .                59,074      115,762       174,836
                                       --------     --------      --------
  Total                                $ 78,358     $180,550      $258,908
                                       ========     ========      ========

<Page 29>

  On December 4, 1996, the Company entered into the new Credit Facility with The First National Bank of Boston ("Bank of Boston"). This Credit Facility provides an unsecured borrowing capacity of up to $150 million, with borrowings outstanding under the Credit Facility initially bearing interest at 1.5% over LIBOR. The Credit Facility expires in February 1999. As of March 3, 1997, there were no outstanding borrowings under the Credit Facility.

  The Credit Facility contains customary representations, warranties and events of default which require the Company to comply with certain affirmative and negative covenants. The primary restrictive covenants are as follows: (1) distributions to stockholders may not exceed 90% of funds from operations, as defined in the Credit Facility; (2) secured mortgage indebtedness may not exceed 40% of the Company's total assets before depreciation; (3) the Company's fixed charge coverage ratio, as defined, must exceed 1.60; and (4) the Company's debt service coverage ratio, as defined, must exceed 2.0. As of December 31, 1996, Management believes it is in compliance with all covenants of the Credit Facility.

  As of December 31, 1996, 42 of the Company's real estate assets are collateral for the various debt agreements.

  The Company expects to meet its long-term liquidity requirements, such as refinancing mortgages and property acquisitions, including capital improvements on property acquisitions, through long-term borrowings, both secured and unsecured, and the issuance of debt or equity securities.

  The Company's ability to acquire additional properties is dependent upon its ability to obtain equity or debt financing.
During 1996, the Company was able to raise additional equity and incur indebtedness to acquire 16 properties. As of March 3, 1997, the Company's debt-to-total-market capitalization ratio was approximately 29%, leaving the Company the ability to borrow funds to acquire additional properties in the amount of approximately $369 million and still maintain its 50% debt-to-total-market capitalization policy. When the Company finances its acquisitions with debt, the Company expects that such acquired properties will generate cash flow adequate to service the associated indebtedness.

Funds from Operations
---------------------

  Management generally considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. FFO is defined as net income (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income (loss) as presented in the audited consolidated or combined financial statements and information included elsewhere in this report.
FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company's performance or as an alternative to cash

<Page 30>

flow (determined in accordance with generally accepted accounting principles) as a measure of liquidity.

  The National Association of Real Estate Investment Trusts ("NAREIT") adopted certain changes to the calculation of FFO during 1995. The Company has adopted these changes effective January 1, 1996, and the Company has restated below its 1995 calculation of FFO for comparative purposes. Under NAREIT's new definition of FFO, the Company (as well as other REITs using the old definition) will no longer add back amortization of financing costs. The following is a calculation of FFO under the new definition (in thousands):

                                                      1996      1995
                                                      ----      ----
Income before extraordinary item . . . . . .        $19,122   $10,685
Gain on disposition of real property . . . .         (1,934)   (1,502)
Depreciation of real estate assets . . . . .         19,810    15,734
                                                    -------   -------
  Funds from Operations. . . . . . . . . . .        $36,998   $24,917
                                                    =======   =======

     FFO increased $12.1 million, or 48.5%, from $24.9 million for the year ended December 31, 1995 to $37.0 million for the year ended December 31, 1996. The increase in FFO was primarily attributable to additional operating income, which resulted from an increase in the number of units owned as a result of property acquisitions and increased operating income from properties owned throughout both periods.

Inflation
---------

     The Company leases apartments under lease terms generally ranging from six to 12 months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

New Accounting Standards
------------------------

     None.

Risks Associated with Forward-Looking Statements Included in this Form 10-K
---------------------------------------------------------------------------

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby.
These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the Properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.
Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be

<Page 31>

inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 8.   Financial Statements and Supplementary Data

     Financial statements and supplementary financial information are contained on pages F-1 through F-29 and S-1 through S-3 of this report.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     None.

<Page 32>
                             PART III

Item 10.    Directors and Executive Officers of the Registrant

  The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11.    Executive Compensation

  The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

  The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13.    Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

  (a)  (1)  Financial Statements:

            The financial statements are contained on pages F-1 through F-29 of this report.

       (2)  Financial Statement Schedules:

            III. Real Estate and Accumulated Depreciation are
                 presented on pages S-1 through S-3 of this report.

            All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

<Page 33>

       (3)  Index to Exhibits:

            See Index to Exhibits on page E-1.

  (b)  Reports on Form 8-K:

       A Report on Form 8-K dated September 16, 1996 (including amendments), was filed with the Securities and Exchange Commission on October 1, 1996, reporting information regarding the acquisition of 14 apartment properties, consisting of 3,580 units and the disposition of three apartment properties, consisting of 832 units.

       A Report on Form 8-K dated December 16, 1996 (including amendments), was filed with the Securities and Exchange
       Commission, reporting information regarding the acquisition of three apartment properties, consisting of 1,454 units.

       A Report on Form 8-K dated December 19, 1996, was filed with the Securities and Exchange Commission, reporting information regarding the incorporation by reference an exhibit labeled "Form of Underwriting Agreement" into the Company's Registration Statement on Form S-3 (Registration No. 333-13809).

<Page 34>

                            SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, Walden Residential Properties, Inc.
certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WALDEN RESIDENTIAL PROPERTIES, INC.


                           By:  /s/  Don R. Daseke
                                ------------------
                                Don R. Daseke
                                Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Walden Residential Properties, Inc. and in the capacities and on the dates indicated.

Signatures                    Title                 Date
----------                    -----                 ----
/s/ Don R. Daseke             Chairman of the       March 14, 1997
----------------------------  Board of Directors and
Don R. Daseke                 Chief Executive Officer
                              and Director (Principal
                              Executive Officer)

/s/ Mark S. Dillinger         Executive Vice        March 14, 1997
----------------------------  President, Chief
Mark S. Dillinger             Financial Officer and
                              Director (Principal
                              Financial and Accounting
                              Officer)

/s/ Marshall B. Edwards       President, Chief      March 14, 1997
----------------------------  Acquisitions Officer
Marshall B. Edwards           and Director

/s/ Linda Walker Bynoe        Director              March 14, 1997
----------------------------
Linda Walker Bynoe

/s/ Francesco Galesi          Director              March 14, 1997
----------------------------
Francesco Galesi

/s/ Edward L. Hennessy, Jr.   Director              March 14, 1997
----------------------------
Edward L. Hennessy, Jr.

/s/ Arch K. Jacobson          Director              March 14, 1997
----------------------------
Arch K. Jacobson

/s/ Louis G. Munin            Director              March 14, 1997
----------------------------
Louis G. Munin

/s/ J. Otis Winters           Director              March 14, 1997
----------------------------
J. Otis Winters

<Page F-1>

                  INDEX TO FINANCIAL STATEMENTS

WALDEN RESIDENTIAL PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report . . . . . . . . . . . . . . .F-2
  Consolidated Balance Sheets as of December 31, 1996
    and 1995 . . . . . . . . . . . . . . . . . . . . . . . .F-3
  Consolidated Statements of Income for the years ended
    December 31, 1996 and 1995 and the period from
    February 9, 1994 (date of commencement of operations)
    through December 31, 1994. . . . . . . . . . . . . . . .F-4
  Consolidated Statements of Stockholders' Equity for the
    three year period ended December 31, 1996. . . . . . . .F-5
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1996 and 1995 and the period from
    February 9, 1994 (date of commencement of operations)
    through December 31, 1994. . . . . . . . . . . . . . . .F-6
  Notes to Consolidated Financial Statements . . . . . . . .F-7

WALDEN PREDECESSORS
COMBINED FINANCIAL STATEMENTS
  Independent Auditors' Report . . . . . . . . . . . . . . . F-25
  Combined Statement of Operations for the period
    January 1, 1994 through February 8, 1994 . . . . . . . . F-26
  Combined Statements of Cash Flows for the period
    January 1, 1994 through February 8, 1994 . . . . . . . . F-27
  Notes to Combined Financial Statements . . . . . . . . . . F-28



  The following financial statement supplementary schedule of the Registrant and its subsidiaries required to be included in
Item 14(a)(2) is listed below:

  Schedule III -- Real Estate and Accumulated Depreciation .S-1

<Page F-2>

                   INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of
Walden Residential Properties, Inc.

  We have audited the accompanying consolidated balance sheets of Walden Residential Properties, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and cash flows for the years ended December 31, 1996 and 1995 and the period February 9, 1994 (date of commencement of operations) through December 31, 1994 and stockholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the management of Walden Residential Properties, Inc. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Walden Residential Properties, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the period February 9, 1994 (date of commencement of operations) through December 31, 1994 and the changes in stockholders' equity for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for the cost of replacement carpets effective July 1, 1996.

/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP

Dallas, Texas
March 3, 1997

<Page F-3>

               WALDEN RESIDENTIAL PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
       (Dollars in thousands, except per share information)


                                                      December 31,
                                                   ------------------
                              ASSETS               1996          1995
                                                   ----          ----
Real estate assets, at cost
  Land. . . . . . . . . . . . . . . . . .       $ 80,914      $ 60,637
  Buildings and improvements. . . . . . .        602,601       452,704
                                                --------      --------
                                                 683,515       513,341
     Less:  Accumulated depreciation. . .        (41,707)      (23,734)
                                                --------      --------
                                                 641,808       489,607
Receivable from and investment in
  WDN Management. . . . . . . . . . . . .            --          1,005
Rent and other receivables. . . . . . . .          1,324         1,448
Prepaid and other assets. . . . . . . . .          3,146         1,353
Deferred financing costs, net . . . . . .          5,827         4,359
Cash and cash equivalents . . . . . . . .         29,720         6,801
Restricted cash:
  Escrow deposits . . . . . . . . . . . .          5,369         4,105
  Additional collateral on loans. . . . .          2,520         1,870
                                                --------      --------
     Total assets . . . . . . . . . . . .       $689,714      $510,548
                                                ========      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable. . . . . . . . .       $258,908      $252,515
  Credit facility . . . . . . . . . . . .            --          6,500
  Accrued real estate taxes . . . . . . .          7,960         6,522
  Accounts payable. . . . . . . . . . . .          5,653         4,815
  Accrued expenses and other
    liabilities . . . . . . . . . . . . .          5,395         4,608
  Preferred distribution payable on
    convertible equity securities . . . .            377           461
                                                --------      --------
     Total liabilities. . . . . . . . . .        278,293       275,421
Commitments and contingencies
Stockholders' equity:
  Convertible equity securities . . . . .         14,886        18,608
  Preferred stock, $.01 par value
    per share, 10,000 shares
    authorized, 5,786 shares issued
    and outstanding as of December 31,
    1996 and no shares issued as of
    December 31, 1995 (aggregate
    liquidation value of $144,650). . . .             58           --
  Common stock, $.01 par value
    per share, 50,000 shares
    authorized, 16,880 shares issued
    and outstanding as of December 31,
    1996 and 14,190 shares issued and
    outstanding as of December 31,
    1995. . . . . . . . . . . . . . . . .            169           142
  Excess stock, $.01 par value
    per share, 60,000 shares
    authorized, no shares issued. . . . .            --            --
  Additional paid in capital. . . . . . .        432,974       238,899
  Officer and director notes for
    stock purchases . . . . . . . . . . .         (5,263)       (4,971)
  Distributions in excess of net
    income. . . . . . . . . . . . . . . .        (31,403)      (17,551)
                                                --------      --------
     Total stockholders' equity . . . . .        411,421       235,127
                                                --------      --------
       Total liabilities and
         stockholders' equity . . . . . .       $689,714      $510,548
                                                ========      ========

         See Notes to Consolidated Financial Statements.

<Page F-4>

                WALDEN RESIDENTIAL PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in thousands, except per share information)


                                                                          For the Period
                                                 For the Year Ended      February 9, 1994
                                                     December 31,        (Commencement of
                                                 ------------------     Operations) through
                                                 1996          1995      December 31, 1994
                                                 ----          ----      -----------------
REVENUES
  Rental income . . . . . . . . . . . .       $105,602      $ 78,469           $ 39,602
  Other property income . . . . . . . .          3,873         3,090              1,493
  Interest income . . . . . . . . . . .          1,433           856                365
  Other income. . . . . . . . . . . . .            263           409                533
                                              --------      --------           --------
     Total revenues . . . . . . . . . .        111,171        82,824             41,993

EXPENSES
  Property operating and maintenance. .         37,521        28,748             15,607
  Real estate taxes . . . . . . . . . .         10,039         7,337              3,275
  General and administrative. . . . . .          5,124         3,811              2,507
  Interest. . . . . . . . . . . . . . .         20,573        17,111              6,288
  Amortization. . . . . . . . . . . . .            916           900                371
  Depreciation. . . . . . . . . . . . .         19,810        15,734              8,589
                                              --------      --------           --------
     Total expenses . . . . . . . . . .         93,983        73,641             36,637
                                              --------      --------           --------
Operating income. . . . . . . . . . . .         17,188         9,183              5,356
  Gain on disposition of real
    property. . . . . . . . . . . . . .          1,934         1,502                --
                                              --------      --------           --------
Income before extraordinary item. . . .         19,122        10,685              5,356
  Extraordinary loss on debt
    extinguishment. . . . . . . . . . .         (1,848)       (1,352)               --
                                              --------      --------           --------
Net income. . . . . . . . . . . . . . .         17,274         9,333              5,356
  Preferred distributions . . . . . . .         (4,092)         (922)               --
                                              --------      --------           --------
Net income available to common
  stockholders. . . . . . . . . . . . .       $ 13,182      $  8,411           $  5,356
                                              ========      ========           ========
Income per share:
  Before extraordinary item, less preferred
    distributions . . . . . . . . . . .       $   1.02      $    .80           $    .62
  Extraordinary loss on debt
    extinguishment. . . . . . . . . . .           (.12)         (.11)               --
                                              --------      --------           --------
  Net income available to common
    stockholders. . . . . . . . . . . .       $    .90      $    .69           $    .62
                                              ========      ========           ========
Weighted average number of common stock
  and common stock equivalent shares
  outstanding . . . . . . . . . . . . .         14,720        12,155              8,689
                                              ========      ========           ========

           See Notes to Consolidated Financial Statements.

<Page F-5>

                  WALDEN RESIDENTIAL PROPERTIES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (In thousands)


                     Convertible   Preferred Stock     Common Stock     Additional   Officer/Director               Distributions
                       Equity     -----------------  -----------------   Paid In     Notes for Stock      Stock     in Excess of
                     Securities   Shares  Par Value  Shares  Par Value   Capital        Purchases      Repurchases   Net Income
                     ----------   ------  ---------  ------  ---------  ----------   ----------------  -----------  -------------
Balance,
  January 1, 1994. .   $    --       --    $    --        1   $    --      $      1       $    --          $    --      $    --
  Public offerings,
    net of offering
    costs and
    reduction for
    carryover basis.                 --         --    9,886         99      163,727
  Officers' stock
    purchase . . . .                                    183          2        3,818         (3,438)
  Distributions. . .                                                                                                       (9,298)
  Net income . . . .                                                                                                        5,356
                      --------   -------   --------  ------   --------     --------       --------         --------     ---------
Balance,
  December 31, 1994.       --        --         --   10,070        101      167,546         (3,438)             --         (3,942)
  Stock and convertible
    equity securities
    issued to purchase
    real estate
    assets . . . . .    18,608                         216           2       4,205
  Public offering, net
    of offering
    costs. . . . . .                                 3,500          35      60,138
  Stock issued under
    the dividend
    reinvestment
    plan . . . . . .                                   404           4       7,037
  Repurchases of the
    Company's common
    stock. . . . . .                                                                                        (2,038)
  Officers'/Directors'
    stock purchase .                                                           (27)        (1,533)           2,038
  Distributions. . .                                                                                                     (22,942)
  Net income . . . .                                                                                                       9,333
                     --------   -------   --------  ------   --------     --------       --------         --------     ---------
Balance,
  December 31, 1995.   18,608       --         --   14,190        142      238,899         (4,971)             --        (17,551)
  Repurchases of the
    Company's
    common stock . .                                                                                        (6,462)
  Officers'/Directors'
    stock purchase .                                    19        --           (22)          (292)             387
  Retirement of
    common stock
    repurchased. . .                                  (318)        (3)      (6,075)                          6,075
  Public offerings,
    net of offering
    costs. . . . . .              5,800         58   2,756         28      196,094
  Conversion of
    preferred stock to
    common stock . .                (14)       --       16        --
  Stock issued under
    the dividend
    reinvestment
    plan . . . . . .                                   217          2        4,331
  Repurchase of
    convertible equity
    securities . . .   (3,722)                                                (253)
  Distributions. . .                                                                                                     (31,126)
  Net income . . . .                                                                                                      17,274
                     --------   -------   --------  ------   --------     --------       --------         --------     ---------
Balance,
  December 31, 1996. $ 14,886     5,786   $     58  16,880   $    169     $432,974       $ (5,263)        $    --      $ (31,403)
                     ========   =======   ========  ======   ========     ========       ========         ========        =========

                See Notes to Consolidated Financial Statements.

<Page F-6>
                       WALDEN RESIDENTIAL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                        For the Period
                                               For the Year Ended      February 9, 1994
                                                  December 31,         (Commencement of
                                               ------------------     Operations) through
                                               1996          1995      December 31, 1994
                                               ----          ----      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . .    $ 17,274      $  9,333          $  5,356
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
     Depreciation and amortization . . .      20,726        16,634             8,960
       Gain on disposition of real
       property. . . . . . . . . . . . .      (1,934)       (1,502)              --
     Extraordinary loss on debt
       extinguishment. . . . . . . . . .       1,848         1,352               --
     Net effect of changes in
       operating accounts:
       Escrow deposits . . . . . . . . .      (1,299)         (850)           (3,255)
       Other assets. . . . . . . . . . .        (784)          203            (3,872)
       Accrued real estate taxes . . . .       1,438         3,521             3,001
       Accounts payable. . . . . . . . .         492         1,352             2,936
       Other liabilities . . . . . . . .         520         1,274             3,294
                                            --------      --------          --------
          Net cash provided by
            operating activities . . . .      38,281        31,317            16,420
                                            --------      --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of real estate assets,
       net of noncash items shown
       below . . . . . . . . . . . . . .    (168,219)     (103,631)         (251,513)
  Real estate asset additions. . . . . .      (9,455)       (6,451)           (4,601)
  Proceeds from disposition of real
    property, net of noncash items
    shown below. . . . . . . . . . . . .      18,667        23,156               --
  Purchase of WDN Management net
    assets, net of noncash item
    shown below. . . . . . . . . . . . .         339           --                --
                                            --------      --------          --------
     Net cash used in investing
       activities. . . . . . . . . . . .    (158,668)      (86,926)         (256,114)
                                            --------      --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance, net
    of issuance costs. . . . . . . . . .     200,614        67,723           170,768
  Purchase of the Company's common
    stock. . . . . . . . . . . . . . . .      (6,573)       (1,928)              --
  Purchase of convertible equity
    securities . . . . . . . . . . . . .      (3,975)          --                --
  Distributions paid . . . . . . . . . .     (31,210)      (22,481)           (9,298)
  Proceeds from mortgage notes
    payable and credit facility. . . . .     166,770       152,471           108,704
  Payment of mortgage notes payable
    and credit facility. . . . . . . . .    (172,188)     (130,753)          (22,550)
  Principal reductions of debt . . . . .      (5,242)       (1,197)             (504)
  Payment of financing costs . . . . . .      (4,143)       (3,751)           (2,317)
  Prepayment penalties on debt
    extinguishment . . . . . . . . . . .         (97)         (914)              --
  Additional collateral on loans . . . .        (650)       (1,049)             (821)
                                            --------      --------          --------
     Net cash provided by financing
       activities. . . . . . . . . . . .     143,306        58,121           243,982
                                            --------      --------          --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . .      22,919         2,512             4,288

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD. . . . . . . . . . . . . . .       6,801         4,289                 1
                                            --------      --------          --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD . . . . . . . . . . . . . . . .    $ 29,720      $  6,801          $  4,289
                                            ========      ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for interest . . . . . . . .    $ 20,706      $ 16,916          $  5,222
                                            ========      ========          ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Items related to purchase of assets:
     Mortgage notes assumed. . . . . . .    $ 14,748      $ 73,055          $ 79,789
                                            ========      ========          ========
     Securities issued for purchase
       of assets . . . . . . . . . . . .    $    --       $ 22,825          $    137
                                            ========      ========          ========
     Basis adjustment attributable
       to restricted shares. . . . . . .    $    --       $    --           $  6,697
                                            ========      ========          ========
  Accrued real estate asset
    additions. . . . . . . . . . . . . .    $    517      $    416          $    --
                                            ========      ========          ========
  Purchase of WDN Management net
    assets . . . . . . . . . . . . . . .    $    354      $    --           $    --
                                            ========      ========          ========
  Mortgage note assumed by buyer
    upon disposition of property . . . .    $  4,195      $    --           $    --
                                            ========      ========          ========
  Notes receivable for officers'
    and directors' stock purchases . . .    $    292      $  1,533          $  3,438
                                            ========      ========          ========
  Preferred distribution payable
    on convertible equity
    securities . . . . . . . . . . . . .    $    377      $    461          $    --
                                            ========      ========          ========

               See Notes to Consolidated Financial Statements.

<Page F-7>

(1)  Organization

     Walden Residential Properties, Inc. (the "Company") was formed on September 29, 1993 as a Maryland corporation to continue the multifamily operations of The Walden Group, Inc. (collectively with its subsidiaries and predecessors "Walden"). The Company was capitalized on September 29, 1993 upon the sale of 1,000 shares of common stock for $1,000 to Don R. Daseke, the sole director and executive officer of Walden, which amount represented the only asset of the Company as of December 31, 1993. On February 9, 1994 (date of commencement of operations), the Company completed an initial public offering ("IPO") of its common stock, which is listed on the New York Stock Exchange.

     The Company is a self-administered and self-managed equity real estate investment trust ("REIT") as defined under the Internal Revenue Code of 1986, as amended. As of December 31, 1996, the Company owned 68 multifamily properties, containing 21,407 apartment units, primarily in the Southwest and Southeast regions of the United States.

(2)  Basis of Presentation and Summary of Significant Accounting
     Policies

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Company, eight wholly-owned subsidiaries (three of which were formed in 1996 and one of which was merged into the Company on December 31, 1996), eight wholly-owned limited partnerships (one of which was formed in 1996) and a limited partnership which owns 13 multifamily properties in which the Company has a controlling interest (see Note 10). The Company had no operations for the period September 29, 1993 through February 8, 1994. All material intercompany transactions and account balances have been eliminated in consolidation.

     Income Recognition
     ------------------

     Rental, interest and other income are recorded on the accrual method of accounting as earned.

     Rental Operations
     -----------------

     As of December 31, 1996, the Company owned 68 multifamily properties in nine states; with 53% of its apartment units located in Texas and 43% located in Florida, Oklahoma, Arizona, Tennessee and Utah. Of the total units owned, 7,402 units, or 35%, are located in the Dallas/Fort Worth area in 18 different submarkets. Apartment units are leased to residents on terms of one year or less, with monthly payments due in advance. Certain of the properties are subject to Federal, state and local statutes or other restrictions requiring that a percentage of apartments be made available to lower or moderate income families. In management's opinion, due to the

<Page F-8>

number of residents, the type and diversity of markets in which the properties operate and the collection terms, there is no concentration of credit risk.

     Cash and Cash Equivalents
     -------------------------

     All cash and investments in money market accounts, excluding restricted cash, that have a maturity of three months or less at the time of purchase are considered to be cash and cash equivalents.

     Restricted Cash
     ---------------

     Restricted cash consists of two major components: (1) security deposits and escrow deposits held by lenders for the payment of property taxes, insurance and replacement reserves, and (2) additional collateral on mortgage notes payable. Restricted cash related to security and escrow deposits is invested primarily in short-term securities. Restricted cash related to additional collateral on mortgage notes is invested in long-term government securities. The additional collateral is not available for general operating purposes.

     Real Estate Assets and Depreciation
     -----------------------------------

     Expenditures directly related to the acquisition and improvement of real estate assets are capitalized at cost as land, buildings and improvements. The Company capitalizes the cost of appliances, exterior painting, roof replacement and expenditures for other major property improvements, as well as rehabilitation costs incurred for properties acquired. Effective July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets on a prospective basis (see Note 3).

     Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 14 to 30 years for buildings and five, ten or 15 years for personal property. Real estate assets are stated at the lower of depreciated cost or net realizable value.

     The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the Company's policy for reviewing impairment of long-lived assets, there was no adjustment necessary for impairment of properties during the three year period ended December 31, 1996.

     Deferred Financing Costs and Amortization
     -----------------------------------------

     Legal fees and other costs associated with obtaining financing have been capitalized and are amortized over the terms of the related debt. Financing costs were reported net of amortization of $632,000 and $732,000 as of December 31, 1996 and 1995,
respectively.

<Page F-9>

     Income Taxes
     ------------

     The Company elected to be taxed as a REIT for Federal income tax purposes as provided under the Internal Revenue Code of 1986, as amended, effective with its taxable year ending December 31, 1994. As a result, the Company generally will not be subject to Federal income taxation if it distributes 95% of its REIT taxable income to its stockholders and satisfies certain other requirements. The Company qualified as a REIT for its taxable years ended December 31, 1995 and 1994 and anticipates that its method of operations will enable it to continue to satisfy the requirements for such qualification.

     Stock-based Compensation
     ------------------------

     The Company has elected not to recognize compensation expense as calculated under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), but rather will continue recognizing expense as prescribed by APB Opinion No. 25. Disclosure of amounts required by SFAS No. 123 are included in Note 9.

     Net Income Per Share of Common Stock
     ------------------------------------

     Net income per share of common stock has been computed by dividing net income available to common stockholders by the weighted average number of common stock and common stock equivalent shares outstanding. Net income available to common stockholders is net income less the preferred distributions on the Company's preferred stock and convertible equity securities (see Note 10). Common stock equivalents include the weighted average number of assumed equivalent shares outstanding from stock options if dilutive. Fully diluted net income per share of common stock is not materially dilutive and is not presented.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

     Environmental Remediation Costs
     -------------------------------

     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimatable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The Company's management is not

<Page F-10>

aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company.

     Reclassifications
     -----------------

     Certain previously reported amounts have been reclassified to conform to current financial statement presentation.

(3)  Change in Accounting Policy

     Effective July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets on a prospective basis ($864,000 capitalized in 1996 which would have been expensed under the old policy, which represents $.06 per share of common stock). The Company believes that this accounting policy change is preferable because it is consistent with policies currently being used by the majority of the largest publicly traded apartment REITs and provides a better matching of expenses with the related benefit of the expenditures.

     Following is pro forma information as if the revised capitalization policy was in effect as of February 9, 1994 (the date the Company's operations commenced):

                                     Year Ended
                                    December 31,      For the Period
                                  ----------------  February 9, 1994 to
                                  1996        1995   December 31, 1994
                                  ----        ----   -----------------
Income before extraordinary
  item as reported. . . . . . . $19,122     $10,685       $ 5,356
Add:  Adjustment for
  change in accounting
  policy to capitalize
  carpet replacement
  costs . . . . . . . . . . . .     264         875           518
                                -------     -------       -------
Income before extraordinary
  item as adjusted. . . . . . . $19,386     $11,560       $ 5,874
                                =======     =======       =======

Net income as adjusted. . . . . $17,538     $10,208       $ 5,874
                                =======     =======       =======
Net income available to
  common stockholders as
  adjusted. . . . . . . . . . . $13,446     $ 9,286       $ 5,874
                                =======     =======       =======
Income per share:
  Before extraordinary
    item, less preferred
    distributions as
    reported. . . . . . . . . . $  1.02     $   .80       $   .62
  Adjustment for effect
    of change in accounting
    policy. . . . . . . . . . .     .02         .08           .06
                                -------     -------       -------
  Income before extraordinary
    item, less preferred
    distributions as
    adjusted. . . . . . . . . . $  1.04     $   .88       $   .68
                                =======     =======       =======
  Net income available to
    common stockholders
    as reported . . . . . . . . $   .90     $   .69       $   .62
  Adjustment for effect of
    change in accounting
    policy. . . . . . . . . . .     .02         .08           .06
                                -------     -------       -------
  Net income available to
    common stockholders
    as adjusted . . . . . . . . $   .92     $   .77       $   .68
                                =======     =======       =======

<Page F-11>

(4)    Acquisitions and Dispositions

  Acquisitions
  ------------

  During 1996 the Company acquired 16 apartment properties containing 5,034 units (or 1,631 weighted average units) for a cost of $179.0 million. In addition, in connection with one property acquired in December 1996, the Company acquired approximately 81 acres of adjacent undeveloped land for $4 million. During 1995, the Company acquired 17 multifamily properties containing 5,427 units (or 2,505 weighted average units) for a cost of $199.5 million. The properties acquired in 1996 and 1995 are located in the states of Texas, Oklahoma, Florida, New Mexico, Colorado, Georgia, Arizona and Tennessee.

  The acquisitions are accounted for by the purchase method of accounting, and the accompanying consolidated financial statements reflect the results of operations of the acquired properties since the date of purchase.

  On January 8, 1997, the Company acquired a 208-unit apartment property located in Arlington, Texas, for approximately $5.7 million. The acquisition was funded from proceeds of a December public equity offering. This property is being operated in combination with an adjacent property acquired by the Company in September 1996 so that the Company still owns a total of 68 properties.

  Dispositions
  ------------

  During 1996 the Company disposed of three multifamily properties: a 384-unit property located in Wichita Kansas, on April 24, 1996; a 304-unit property located in Corpus Christi, Texas, on August 30, 1996; and a 144-unit property located in Stone Mountain, Georgia, on September 27, 1996. During 1995 the Company disposed of two multifamily properties: a 299-unit property, located in Greensboro, North Carolina, on April 7, 1995 and a 242-unit property, located in Roswell, Georgia, on December 28, 1995. In connection with these dispositions, the Company reported gains in the amount of $1,934,000 and $1,502,000 for the year ended December 31, 1996 and 1995, respectively.

  Pro Forma Information (Unaudited)
  ---------------------------------

  The following unaudited condensed pro forma information for the two years ended December 31, 1996 was prepared from the financial statements of the Company by adjusting for the effect of all public offerings and all property dispositions and acquisitions in 1996 and 1995, including debt used to finance acquisitions or repaid from proceeds of dispositions, as if all of these transactions had occurred on January 1, 1995. The pro forma results do not include gains on property dispositions or extraordinary losses on early extinguishment of debt. The following information is not necessarily indicative of what the performance would have been had

<Page F-12>

the Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company. (In thousands, except per share information.)

                                                     Pro Forma
                                                    Year Ended
                                                    December 31,
                                                  ----------------
                                                  1996        1995
                                                  ----        ----
Revenues . . . . . . . . . . . . . . . . .     $129,448    $123,711
Expenses . . . . . . . . . . . . . . . . .      105,774     104,181
                                               --------    --------
Net income . . . . . . . . . . . . . . . .       23,674      19,530
Preferred distributions. . . . . . . . . .      (15,001)    (15,206)
                                               --------    --------
Net income available to common
  stockholders . . . . . . . . . . . . . .     $  8,673    $  4,324
                                               ========    ========
Net income available to common
  stockholders per share . . . . . . . . .     $    .51    $    .26
                                               ========    ========
Weighted average shares of common
  stock outstanding. . . . . . . . . . . .       16,880      16,681
                                               ========    ========

(5)    Real Estate Assets

  Changes in real estate assets and related accumulated depreciation for the years ended December 31, 1996 and 1995 are as follows (in thousands):


Real estate assets:
  Balance at January 1, 1995 . . . . . . . . . .           $329,206
  Purchase of real estate assets . . . . . . . .            199,511
  Sale of real estate assets . . . . . . . . . .            (22,243)
  Fixed asset additions. . . . . . . . . . . . .              6,867
                                                           --------
     Balance at December 31, 1995. . . . . . . .            513,341
  Purchase of real estate assets . . . . . . . .            182,967
  Sale of real estate assets . . . . . . . . . .            (22,765)
  Fixed asset additions. . . . . . . . . . . . .              9,972
                                                           --------
     Balance at December 31, 1996. . . . . . . .           $683,515
                                                           ========
Accumulated depreciation:
  Balance at January 1, 1995 . . . . . . . . . .           $  8,589
  Depreciation expense . . . . . . . . . . . . .             15,734
  Write off related to real estate assets sold .               (589)
                                                           --------
     Balance at December 31, 1995. . . . . . . .             23,734
  Depreciation expense . . . . . . . . . . . . .             19,810
  Write off related to real estate assets sold .             (1,837)
                                                           --------
     Balance at December 31, 1996. . . . . . . .           $ 41,707
                                                           ========

(6)    WDN Management Company

  For the period February 9, 1994 through December 31, 1996, the
Company owned 5% of the voting common stock and 100% of the non-voting common stock (which represented 95%

<Page F-13>

of the economic interest) of WDN Management Company ("WDN Management"). The remaining 95% of the voting common stock (which represented a 5% economic interest) was owned by the Company's four executive officers. For this period, the results of operations of WDN
Management were accounted for on the equity method.  On December
31, 1996, the Company purchased the additional 5% economic interest in WDN Management from the four executive officers for $15,000 which represents the four executive officers' original cost of the shares. At such time, WDN Management and its wholly-owned subsidiary were merged into the Company and WDN Management was dissolved. Following is a summary of the net assets of WDN
Management purchased by the Company (in thousands):


Prepaid and other assets . . . . . . . . . . . . .             $1,022
Accounts receivable. . . . . . . . . . . . . . . .                 48
Amortizable assets . . . . . . . . . . . . . . . .                  8
Accounts payable . . . . . . . . . . . . . . . . .                 58
Accrued expenses and other liabilities . . . . . .               (267)
Note payable to the Company. . . . . . . . . . . .               (923)*
Stockholder's equity . . . . . . . . . . . . . . .               (300)*
                                                               ------
  Net noncash assets purchased . . . . . . . . . .               (354)
Cash . . . . . . . . . . . . . . . . . . . . . . .                354
                                                               ------
                                                               $    0

* Amounts were eliminated with the Company's Receivable from and Investment in WDN Management balance as of December 31, 1996.

  Employee Benefit Plan
  ---------------------

  Effective October 1, 1995, WDN Management adopted a 401(k)
Plan (the "Plan") for its employees and the employees of the Company. The Plan is a voluntary defined contribution plan. Employees are eligible to participate in the Plan on the earlier of April 1 or October 1 following the date the employee has completed one year of service, as defined, with the Company. Each participant may make contributions to the Plan by means of a pre-tax salary deferral in an amount up to 15% of the participant's annual compensation (not to exceed $9,500 and $9,240 per annum for 1996 and 1995, respectively). In 1996, WDN Management made an annual matching contribution on the participant's behalf for $217,000. This represented up to 6% and 3% of the participant's annual compensation for the periods from October 1, 1995 through March 31, 1996 and from April 1, 1996 through September 30, 1996, respectively. The Company will match up to 3% of the participant's annual compensation through March 31, 1997. The amount relating to the Company's employees was reimbursed to WDN Management by the Company. A participant's salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in the Company's matching contributions as follows: 20% after three years of service, 40% after four years, 60% after five years, 80% after six years and 100% after seven years.

<Page F-14>

(7)    Mortgage Notes Payable and Credit Facility

  Mortgage notes payable and the Company's credit facility (the
"Credit Facility") consist of the following (in thousands):

                                               As of December 31, 1996
                                               As of December 31, 1996           Principal Balance
                                         -----------------------------------     as of December 31,
                                         Weighted Average  Weighted Average      ------------------
                                          Interest Rate    Years to Maturity     1996          1995
                                         ----------------  -----------------     ----          ----
Conventional Mortgage Notes:

  Mortgage notes payable
    to the Federal National
    Mortgage Association . . . . . . .         8.73%           7.1 Years       $ 48,343      $ 47,740

  Mortgage notes payable
    to insurance companies . . . . . .         8.69%           8.4 Years         86,452        90,352

  Mortgage notes - other . . . . . . .         8.50%           3.6 Years          3,208         3,239
                                               -----          ----------       --------      --------
                                               8.70%           7.8 Years        138,003       141,331

Tax-exempt Mortgage Notes:

  Fixed rate . . . . . . . . . . . . .         6.48%          22.2 Years         69,820        38,129
  Variable rate. . . . . . . . . . . .         5.78%           1.5 Years         51,085        73,055
                                               -----          ----------       --------      --------
                                               5.76%          12.5 Years        120,905       111,184

Credit Facility. . . . . . . . . . . .           --            2.1 Years            --          6,500
                                               -----          ----------       --------      --------
  Total/Weighted Average . . . . . . .         7.53%          10.4 Years       $258,908      $259,015
                                               =====          ==========       ========      ========

  As of December 31, 1996, 42 of the Company's 68 properties are collateral for the various mortgage loans. Substantially all of the Company's real estate assets were collateral for the various mortgage loans as of December 31, 1995.

  Conventional Mortgage Notes Payable
  -----------------------------------

  Conventional mortgage notes payable include 15 loans encumbering 30 properties at December 31, 1996 and 31 properties at December 31, 1995. These mortgage notes are payable in monthly installments aggregating approximately $1.2 million, including principal and interest at various fixed rates ranging from 7.0% to 9.22% per annum. Scheduled maturities are at various dates ranging from August 1, 2000 through December 1, 2005.

<Page F-15>

  Tax-Exempt Mortgage Notes Payable
  ---------------------------------

  At December 31, 1996, 12 of the Company's properties are encumbered by 11 mortgage notes (as of December 31, 1995, 11 properties were encumbered by ten mortgage notes) which were financed from the proceeds of tax-exempt bonds and which have credit enhancements. Mortgage notes of approximately $69.8 million are payable in monthly installments of approximately $0.5 million, including principal and interest at fixed rates ranging from 6.13% to 6.7% per annum. These mortgage notes have scheduled maturities ranging from October 1, 2005 through September 1, 2028. The remaining mortgage notes have variable interest rates, are payable in monthly installments of interest only and have a weighted average interest rate of 5.78% as of December 31, 1996. The bonds underlying these mortgage notes are scheduled to mature on May 1, 2024, while the credit enhancements mature on June 30, 1998. The Company has guaranteed $6.4 million and $2.7 million of the tax-exempt mortgage notes as of December 31, 1996 and 1995, respectively.

  Credit Facility
  ---------------

  The Company obtained a $50 million Credit Facility from The
First National Bank of Boston ("Bank of Boston") on February 9, 1994 in conjunction with the IPO. In September 1995, the Company, at its option, reduced the Credit Facility, which was principally used for working capital, property acquisitions and renovations of property acquisitions, to $25 million. The Credit Facility was scheduled to expire on February 8, 1996. The interest rate was based on LIBOR (which was 5.94% as of December 31, 1995) plus 2.25%. As of December 31, 1995, the Credit Facility was secured by six properties and had a balance of $6.5 million.

  On February 8, 1996, the Company entered into a new Credit Facility with Bank of Boston. This Credit Facility provided financing up to $75 million. At the Company's election, the interest rate on borrowings was at a floating rate equal to either
(i) 1% over the lender's base rate, or (ii) 1.60% to 1.75% over LIBOR.

  On December 4, 1996, the Company entered into a second new
Credit Facility with Bank of Boston. This Credit Facility provides an unsecured borrowing capacity of up to $150 million, with borrowings outstanding under the Credit Facility initially bearing interest at 1.5% over LIBOR. The new Credit Facility expires in February 1999.

  On December 31, 1996, the outstanding balance of the Credit Facility was repaid, of which $24.7 million was used from the net proceeds of 1,076,000 shares of common stock sold on December 24, 1996. Had the stock offering and debt repayment occurred on January 1, 1996, the net income available to common stockholders would have been $14,201,000 (or $0.90 per share of common stock).

  The Credit Facility contains customary representations, warranties and events of default which require the Company to comply with certain affirmative and negative covenants. The

<Page F-16>

primary restrictive covenants are as follows: (1) distributions to stockholders may not exceed 90% of funds from operations, as defined in the Credit Facility; (2) secured mortgage indebtedness may not exceed 40% of the Company's total assets before depreciation; (3) the Company's fixed charge coverage ratio, as defined, must exceed 1.60; and (4) the Company's debt service coverage ratio, as defined, must exceed 2.0. As of December 31, 1996, the Company's management believes it is in compliance with all covenants of the Credit Facility.

  Principal Debt Maturities
  -------------------------

  Principal debt maturities, including balloon payments, for the next five years are as follows (in thousands):


1997. . . . . . . . . . . . . . . . . . . . . . .         $  3,334
1998. . . . . . . . . . . . . . . . . . . . . . .           54,678
1999. . . . . . . . . . . . . . . . . . . . . . .            3,888
2000. . . . . . . . . . . . . . . . . . . . . . .           11,215
2001. . . . . . . . . . . . . . . . . . . . . . .           10,957
Thereafter. . . . . . . . . . . . . . . . . . . .          174,836
                                                          --------
  Total . . . . . . . . . . . . . . . . . . . . .         $258,908
                                                          ========

  Extraordinary Items
  -------------------

  During 1996, the Company refinanced approximately $36.4 million of mortgage loans and the Credit Facility prior to maturity, which resulted in an aggregate extraordinary loss of $1.8 million. During 1995, the Company refinanced $73.3 million of mortgage loans prior to maturity, which resulted in an aggregate extraordinary loss of $1.4 million. These losses represented prepayment fees and unamortized financing costs related to the debt retired.

(8)    Officer and Director Notes for Stock Purchases

  On July 19, 1994, the Company issued 183,000 shares of its common stock, at $20.875 per share (the closing sales price of the common stock on the New York Stock Exchange for that date), to its four executive officers and to seven other officers of the Company. Each officer acquiring stock paid 10% of the purchase price in cash, with the remaining 90% loaned by the Company. Each such loan is evidenced by a note with a five year term, bearing interest at a fixed rate of 7.25% per annum, payable quarterly, and is secured by a pledge of the shares of common stock purchased by each officer pursuant to such loans. One officer, Don R. Daseke, is personally liable for the indebtedness evidenced by his note, while the loans to each of the other officers are non-recourse.

  On December 14, 1995, the Company agreed to issue shares of common stock at $19.375 per share, the closing sales price of the common stock on the New York Stock Exchange for that date, to the four executive officers, three other officers and four directors. On December 20, 1995, the Company agreed to issue 122,600 shares of its common stock to such officers and

<Page F-17>

directors. On such date, the closing sales price of the Company's common stock on the New York Stock Exchange was $19.50 per share. Of such shares of common stock, the Company issued 103,800 on December 28, 1995 and 18,800 on January 18, 1996. Such shares were issued from common stock repurchased pursuant to the Company's stock repurchase program (see Note 10). Each officer and director acquiring stock paid 20% and 50%, respectively, of the purchase price in cash with the remaining amount loaned by the Company.
Each loan is evidenced by a note with a five year term, bearing interest at a fixed rate of 8% per annum, payable quarterly, and is secured by a pledge of the shares of common stock purchased.
In addition, each officer and director is personally liable for the indebtedness evidenced by the respective note.

(9)    Stock Option Plan

  The Company adopted a stock option plan (the "Plan") in 1994 to provide incentives to officers, key employees and directors. Stock options granted under the Plan include non-qualified options and incentive stock options (the "ISOs"). Options granted to directors vest over a one-year period. Options previously granted to officers and employees vest ratably over a four-year period.
All options expire ten years from the date of grant. Shares of common stock reserved for issuance under the Plan are in an amount equal to 10% of the Company's outstanding shares. As of December 31, 1996, 1,687,956 shares of common stock were reserved for issuance under the Plan. The Plan limits the number of shares of common stock issuable pursuant to ISOs to 1,000,000. Following is a summary of stock option activity for the periods ended December 31, 1996, 1995 and 1994:

                                           1996       1995       1994
                                           ----       ----       ----
Options outstanding,
  beginning of year. . . . . . . . . .     792,500    521,350        --

     Granted . . . . . . . . . . . . .     603,250    286,150    521,350
     Exercised (at $19.25 per
       share). . . . . . . . . . . . .        (125)    (1,875)       --
     Canceled. . . . . . . . . . . . .      (2,875)   (13,125)       --
                                         ---------    -------    -------
Options outstanding,
  end of year. . . . . . . . . . . . .   1,392,750    792,500    521,350
  ($18.47 - $21.25 per share)            =========    =======    =======


  As of December 31, 1996, options for 356,900 shares of common stock are exercisable at prices ranging from $18.47 to $19.25 per share.

  On February 5, 1997, the Company granted ISOs for 96,750 shares of common stock to certain officers and other employees and granted non-qualified options for 150,000 shares of common stock to its four executive officers, all at an exercise price of $26.00 per share, which was the closing sales price of the Company's common stock on that date.

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies to use recognized option pricing models to estimate the fair value of stock based compensation, including stock options. The Company has elected not to recognize compensation expense as

<Page F-18>

calculated under SFAS No. 123, but rather will continue recognizing expense as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123.

  Had compensation expense been determined based on the fair value at the grant dates for the stock option grants consistent with the method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:


                                                        1996      1995
                                                        ----      ----
Net income available to common stockholders:

     As reported (in thousands). . . . . . . .        $13,182   $ 8,411
     Pro forma (in thousands). . . . . . . . .        $12,492   $ 8,068

Net income available to common stockholders per share:

     As reported . . . . . . . . . . . . . . .        $  0.90   $  0.69
     Pro forma . . . . . . . . . . . . . . . .        $  0.85   $  0.66

Stock options issued (in thousands). . . . . .            603       286
Weighted average exercise price. . . . . . . .        $ 21.16   $ 19.21
Average compensation value of options
  granted per option (1) . . . . . . . . . . .        $  1.14   $  1.20
Compensation cost (in thousands) . . . . . . .        $   690   $   343


(1) Calculated in accordance with the binomial model, using the following assumptions; (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the New York Stock Exchange for the period February 1994 through July 1996, which market price volatility averaged 11.92%; (ii) expected dividend yield ranging from 8.75% to 9.90%; (iii) expected option term of six years and
     (iv) risk-free rate of return as of the date of grant, which ranged from 5.39% to 7.61%, based on extrapolated yield of six year U.S. Treasury securities.

(10) Stockholders' Equity

     Convertible Equity Securities
     -----------------------------

     In June 1995, the Company acquired a controlling interest in a limited partnership (the "Partnership") which currently owns 13 multifamily properties. This Partnership is being accounted for as wholly-owned since the limited partnership interests in the Partnership which were not purchased by the Company are only exchangeable for shares of the Company's common stock at the option of the interest holders, but no later than June 30, 2018, and are accounted for as convertible equity securities. The limited partnership interests were initially exchangeable for an aggregate of 1,012,660 shares of the Company's common stock. In September 1996, the Company purchased a limited partner's interest in the Partnership (which was exchangeable for 202,532 shares of common stock) for $4.0 million. As a result, as of

<Page F-19>

December 31, 1996, the remaining limited partnership interests not owned by the Company are exchangeable for an aggregate of 810,128 shares of the Company's common stock.

     The convertible equity securities were valued at $18.375 per share, which was the market price of the Company's common stock on June 30, 1995. Prior to exchange, the holders of the limited partnership interests are entitled to receive quarterly distributions from the Partnership equal to the greater of the Company's actual distributions per share or $.455 per share on the number of exchangeable shares of common stock (810,128 shares as of December 31, 1996). Distributions of $1,705,000 and $922,000 were paid to the interest holders for the years ended December 31, 1996 and 1995, respectively.

     Shelf Registrations
     -------------------

     On March 31, 1995, the Company filed a shelf registration statement for 500,000 shares of common stock issuable pursuant to a Dividend Reinvestment and Stock Purchase Plan ("DRP"). Such shares issued under this DRP were at 95% of the average of the high and low sales price of the Company's common stock on the respective issue date. On March 19, 1996, the Company filed another shelf registration statement for 1,000,000 shares of common stock issued pursuant to the DRP. The DRP was revised such that the issue price of dividend reinvestment purchases is 95% of the closing sales price on the day preceding the respective issue date. Effective December 5, 1996, the DRP was further amended to allow optional cash purchases of common stock to be acquired at 97% of the closing market price on the day preceding such purchase. In addition, the DRP was revised to allow distributions to preferred stockholders to be reinvested into common stock on the same terms as distributions to common stockholders.

     On June 2, 1995, the Company filed a shelf registration statement for $150,000,000 in shares of common or preferred stock. On October 18, 1996, the Company filed another registration statement for $150,000,000 in shares of common or preferred stock or stock warrants. The amount of securities available for issuance under these registration statements at December 31, 1996 are $6,032,000 and $23,907,000, respectively.

<Page F-20>

     Public Offerings
     ----------------

     The Company was capitalized on September 29, 1993, upon the issuance of 1,000 shares of common stock. Following is a summary of the Company's public offerings through December 31, 1996:


                                       Date            Issue
Description                           Issued           Price         Shares        Net Proceeds
-----------                           ------           -----      --------------  --------------
                                                                  (In thousands)  (In thousands)
Common Stock:
  IPO. . . . . . . . . . . . . .  February 9, 1994    $19.250        8,386 (1)      $143,680 (2)
  Follow-on offerings:
                                  November 7, 1994    $19.250        1,500            26,706
                                  June 23, 1995       $18.375        3,500            60,173
                                  August 27, 1996     $20.625        1,680            32,626 (2)
                                  December 24, 1996   $24.250        1,076 (3)        24,710
                                                                    ------          --------
                                                                    16,142           287,895
                                                                    ------          --------
Preferred Stock/Warrants:
  9.16% Series A Convertible
    Redeemable Preferred
    Stock. . . . . . . . . . . .  April 26, 1996      $25.000        1,800            43,500
  9.20% Senior Preferred
    Stock and Warrants . . . . .  December 27, 1996   $25.000        4,000            95,344
                                                                    ------          --------
                                                                     5,800           138,844
                                                                    ------          --------
Total public
  offerings. . . . . . . . . . .                                    21,942          $426,739
                                                                    ======          ========

(1) Includes 645 shares issued to Walden and certain officers of Walden (the "Restricted Shares").

(2)  Includes overallotment option exercised.

(3) Effective January 21, 1997, 161,400 shares of common stock were issued pursuant to an overallotment option, resulting in net equity proceeds of $3.7 million.

  Preferred Stock and Warrants
  ----------------------------

  On April 26, 1996, the Company sold 1,800,000 shares of a
9.16% Series A Convertible Redeemable Preferred Stock ("Series A") at $25.00 per share. On August 14, 1996, 1,707,300 shares of Series A were exchanged for the same number of shares of a 9.16% Series B Convertible Redeemable Preferred Stock ("Series B"). Both Series A and B are convertible into 1.1406 shares of common stock and are redeemable by the Company on or after April 30, 2006 at $25.00 per share. Distributions on both Series A and B are cumulative and are equal to the greater of (i) $2.29 per annum or
(ii) the distributions on the number of shares of common stock into which a share of Series A and B is convertible. On July 1, 1996, 14,000 shares of Series A were converted into 15,968 shares of common stock. On January 7, 1997, 17,800 shares of Series B were converted into 20,302 shares of common stock.

<Page F-21>

  On December 27, 1996, the Company sold 4,000,000 units at
$25.00 per unit. Each unit represented one share of 9.20% Senior Preferred Stock and one detachable warrant. The preferred stock is not convertible into common stock and is redeemable by the Company on or after December 31, 2006 at $25.00 per share. Distributions on the preferred stock are cumulative.

  A warrant may be exchanged for one-third share of common stock at an exercise price of $26.875 per share. The warrants expire on January 1, 2002.

  The aggregate liquidation preference of the Company's preferred stock as of December 31, 1996 is $144,650,000.

  Restricted Stock
  ----------------

  On February 6, 1997, the Company adopted a Long-Term Incentive Plan to attract and retain individuals to serve as directors, officers and employees of the Company. On February 12, 1997, the Company issued 107,500 restricted shares of common stock under this plan to its four executive officers, directors and certain other employees of the Company. The shares issued to the non-employee directors vest ratably over a three-year period; while the shares issued to the executive officers and other employees vest over a ten-year period, with an initial vesting of 40% after the fourth anniversary and a 10% annual vesting thereafter.

  Other Stock Issuances
  ---------------------

  On April 19, 1995, the Company acquired a multifamily property for $14 million. The acquisition was funded by $9.8 million in financing and the issuance of 215,700 shares of the Company's common stock at a price of $19.55 per share.

  Pursuant to the DRP, the Company issued 403,973 and 216,867 shares of common stock during 1995 and 1996, respectively.

  As discussed in Note 8, 183,000 shares of common stock were sold to 11 officers of the Company on July 19, 1994; 103,800 shares of common stock were sold to seven officers and four directors on December 28, 1995 and 18,800 shares were sold to one officer on January 18, 1996. All of the stock sold was pursuant to an officer/director stock purchase plan.

  Stock Repurchases
  -----------------

  In December 1995, the Company announced its intention to repurchase shares of its common stock. During 1995, the Company repurchased 103,800 shares of its common stock at a cost of $2,038,000, of which $110,000 was not paid until January 1996. All 103,800 shares were reissued to officers and directors on December 28, 1995. During 1996, the Company repurchased 318,300 shares of its common stock at a cost of $6,462,000; of which 18,800 shares

<Page F-22>

were reissued on January 18, 1996 pursuant to an officer and director stock purchase agreement (see Note 8). The remaining
299,500 shares were retired in 1996.

  Distributions to Common and Preferred Stockholders
  --------------------------------------------------

  For the year ended December 31, 1996, the Company paid distributions of $27.0 million to its common stockholders (or $1.86 per share of common stock), of which 43.3% represented a return of capital, 3.7% represented a long-term capital gain and 53.0% represented ordinary taxable dividend income. In addition, the Company paid distributions of $2.4 million on its 9.16% Convertible Redeemable Preferred Stock (Series A and B) (or $1.335 per share), of which 6.53% represented a long-term capital gain and 93.47% represented ordinary taxable dividend income.

  For the year ended December 31, 1995, the Company paid distributions of $22,020,000 (or $1.82 per share of common stock), of which 45.75% represented a return of capital, 3.84% represented a long-term capital gain and 50.41% represented ordinary taxable dividend income. For the period February 9, 1994 through December 31, 1994, the Company paid distributions of $9,298,000 (or $1.09 per share of common stock), of which 5% represented a return of capital and 95% represented ordinary taxable dividend income.

  On March 3, 1997, the Company paid common and preferred distributions of $10.9 million to stockholders of record on February 17, 1997. The common stockholders were paid $.4825 per share; the 9.16% Convertible Redeemable Preferred Stockholders (Series A and B) were paid $.5725 per share and the 9.20% Senior Preferred Stockholders were paid a partial distribution of $.4096 per share.

(11)   Fair Value Disclosure of Financial Instruments

  The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  Cash and cash equivalents, receivables (including notes receivable from officers and directors), accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value.

  The fixed rate mortgage notes payable of $207.8 million as of December 31, 1996, have a fair value of $211.7 million (excluding prepayment penalties) as estimated based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1996. Of these mortgage notes, $178.0 million are not prepayable at December

<Page F-23>

31, 1996. The remaining notes are subject to prepayment penalties of $1.9 million at December 31, 1996, which would be required to retire these notes prior to maturity. The floating rate mortgage notes payable balance of $51.1 million at December 31, 1996 reasonably approximates fair value.

  The fixed rate mortgage notes payable of $179.5 million as of December 31, 1995, have a fair value of $194.7 million (excluding prepayment penalties) as estimated based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1995. Of these mortgage notes, $150.4 million are not prepayable at December 31, 1995. The remaining notes are subject to prepayment penalties of $1.6 million at December 31, 1995, which would be required to retire these notes prior to maturity. The floating rate mortgage notes payable balance of $79.5 million at December 31, 1995 reasonably approximates fair value.

  The fair value estimates presented herein are based on information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(12)   Commitments and Contingencies

  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

  Effective October 1, 1995, the Company entered into a lease agreement for its corporate office space. The lease requires monthly lease payments of $25,000 for a period of sixty months.

  On February 6, 1997, the Company entered into five-year employment agreements with its four executive officers for which the aggregate compensation of the four executive officers is approximately $4.5 million. Under such agreements, the Company is liable for the compensation benefits for two years of the agreements if an executive officer were to be terminated without cause, as defined.

  On January 10, 1997, the Company executed a contract to acquire seven apartment properties located in Austin, Texas and Phoenix, Arizona, containing 1,937 units for a total acquisition cost of approximately $69.5 million. In connection therewith, the Company deposited $100,000 of earnest money. The property acquisitions are subject to the completion of normal due diligence procedures and there is no assurance the Company will purchase such properties.

<Page F-24>

(13)   Quarterly Financial Data (Unaudited)

  Summarized quarterly financial information for the three year period ended December 31, 1996 is as follows (in thousands, except per share amounts):

                                             1996 Quarters Ended
                                -------------------------------------------------
                                March 31    June 30    September 30   December 31    Total
                                --------    -------    ------------   -----------    -----
Revenues . . . . . . . . . .     $25,275    $25,962       $28,899       $31,035     $111,171
Expenses . . . . . . . . . .      21,755     22,117        24,136        25,975       93,983
                                 -------    -------       -------       -------     --------
Operating income . . . . . .       3,520      3,845         4,763         5,060       17,188
Gain on disposition of
  real property. . . . . . .         --       1,272           724           (62)       1,934
Extraordinary loss on
  debt extinguishment. . . .        (488)       (96)         (488)         (776)      (1,848)
Preferred distributions. . .        (471)      (813)       (1,409)       (1,399)      (4,092)
                                 -------    -------       -------       -------     --------
Net income available to
  common stockholders. . . .     $ 2,561    $ 4,208       $ 3,590       $ 2,823     $ 13,182
                                 =======    =======       =======       =======     ========
Net income per share:
Before extraordinary item,
  less preferred
  distributions. . . . . . .     $   .21    $   .31       $   .28       $   .23     $   1.02
Extraordinary loss on debt
  extinguishment . . . . . .        (.03)      (.01)         (.03)         (.05)        (.12)
                                 -------    -------       -------       -------     --------
Net income available to
  common stockholders. . . .     $   .18    $   .30       $   .25       $   .18     $    .90
                                 =======    =======       =======       =======     ========


                                             1995 Quarters Ended
                                --------------------------------------------------
                                March 31    June 30    September 30    December 31    Total
                                --------    -------    ------------    -----------    -----
Revenues . . . . . . . . . .    $16,729     $17,571       $23,826       $24,698     $ 82,824
Expenses . . . . . . . . . .     15,181      15,979        21,035        21,446       73,641
                                -------     -------       -------       -------     --------
Operating income . . . . . .      1,548       1,592         2,791         3,252        9,183
Gain on disposition of real
  property . . . . . . . . .        --        1,110           --            392        1,502
Extraordinary loss on debt
  extinguishment . . . . . .        --         (465)          --           (887)      (1,352)
Preferred distributions. . .        --          --           (461)         (461)        (922)
                                --------   --------      --------       --------    --------
Net income available to
  common stockholders. . . .    $  1,548   $  2,237      $  2,330       $ 2,296     $  8,411
                                ========   ========      ========       =======     ========
Net income per share:
Before extraordinary item,
  less preferred
  distributions. . . . . . .    $    .15   $    .26      $    .17       $   .22     $     .80
Extraordinary loss on debt
  extinguishment . . . . . .         --        (.04)          --           (.07)         (.11)
                                --------   --------      --------       -------     ---------
Net income available to
  common stockholders. . . .    $    .15   $    .22      $    .17       $   .15     $     .69
                                ========   ========      ========       =======     =========

<Page F-25>
                   INDEPENDENT AUDITORS' REPORT

To the Partners and Stockholders of
Walden Predecessors

  We have audited the accompanying combined statements of operations and cash flows of Walden Predecessors for the period January 1, 1994 through February 8, 1994 (date of sale of assets to Walden Residential Properties, Inc.). Walden Predecessors consist of the combination of seventeen individual properties, one limited partnership and four affiliated operating companies or their predecessors as described in Note 1, all of which are affiliated with The Walden Group, Inc., its subsidiaries and predecessors or with Mr. Don R. Daseke. These financial statements are the responsibility of the management of Walden Predecessors. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such combined financial statements present fairly, in all material respects, the results of operations and cash flows of Walden Predecessors for the period January 1, 1994 through February 8, 1994 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Dallas, Texas
March 3, 1995

<Page F-26>

                      WALDEN PREDECESSORS
                COMBINED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM JANUARY 1, 1994
                    THROUGH FEBRUARY 8, 1994
                         (In thousands)

REVENUES
  Rental income. . . . . . . . . . . . . . . . . . . . . .         $3,047
  Other property income. . . . . . . . . . . . . . . . . .            171
  Property management fees (including $68 from
    affiliates). . . . . . . . . . . . . . . . . . . . . .            150
                                                                   ------
     Total revenues. . . . . . . . . . . . . . . . . . . .          3,368
                                                                   ------
EXPENSES
  Property operating and maintenance . . . . . . . . . . .          1,242
  Real estate taxes. . . . . . . . . . . . . . . . . . . .            226
  General and administrative . . . . . . . . . . . . . . .            217
  Interest . . . . . . . . . . . . . . . . . . . . . . . .          1,075
  Financing costs and amortization . . . . . . . . . . . .             20
  Depreciation . . . . . . . . . . . . . . . . . . . . . .            633
                                                                   ------
     Total expenses. . . . . . . . . . . . . . . . . . . .          3,413
                                                                   ------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . .         $  (45)
                                                                   ======

           See Notes to Combined Financial Statements.

<Page F-27>

                      WALDEN PREDECESSORS
                COMBINED STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM JANUARY 1, 1994
                    THROUGH FEBRUARY 8, 1994
                         (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .         $  (45)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .            653
     Net effect of changes in operating accounts:
       Escrow deposits . . . . . . . . . . . . . . . . . .            663
       Other assets. . . . . . . . . . . . . . . . . . . .            (54)
       Real estate taxes payable . . . . . . . . . . . . .           (777)
       Accounts payable. . . . . . . . . . . . . . . . . .          1,840
       Accrued and deferred interest . . . . . . . . . . .           (432)
       Other liabilities . . . . . . . . . . . . . . . . .             10
                                                                   ------
          Net cash provided by operating activities. . . .          1,858

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional collateral on loans . . . . . . . . . . . . .            (56)
  Capital distributions. . . . . . . . . . . . . . . . . .            (27)
  Principal reductions on mortgage notes . . . . . . . . .           (228)
                                                                   ------
     Net cash used in financing activities . . . . . . . .           (311)
                                                                   ------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .          1,547

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . .          1,171
                                                                   ------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . .         $2,718
                                                                   ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . .         $1,507
                                                                   ======

           See Notes to Combined Financial Statements.

<Page F-28>

                       WALDEN PREDECESSORS
              NOTES TO COMBINED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM JANUARY 1, 1994
                     THROUGH FEBRUARY 8, 1994
                      (Dollars in thousands)

(1)    Organization and Summary of Significant Accounting Policies

  Organization
  ------------

  Walden Predecessors (not a legal entity) consists of the combination of all of the operations of 17 individual properties, one limited partnership (which owns one property) and four operating companies and their predecessors, all of which were sold to Walden Residential Properties, Inc. on February 9, 1994. All of these entities are either affiliated with The Walden Group, Inc. or Don R. Daseke, its sole director and chief executive officer.

  Principles of Combination
  -------------------------

  The accounts of each of the entities comprising Walden
Predecessors are combined in the financial statements. All significant inter-entity transactions have been eliminated in combination.

  Income Recognition
  ------------------

  Rental, interest and other income are recorded on the accrual method of accounting as earned.

  Rental Operations
  -----------------

  Walden Predecessors include 18 apartment properties (the "Properties") located in nine states. Apartment units are leased to residents on terms of one year or less, with monthly payments due in advance. Certain of the Properties are subject to Federal, state and local statutes or other restrictions requiring a percentage of apartments be made available to lower or moderate income families. In management's opinion, due to the number of residents, the type and diversity of markets and submarkets in which the Properties operate, and the collection terms, there is no concentration of credit risk.

  Real Estate Assets and Depreciation
  -----------------------------------

  All buildings and improvements are depreciated over their estimated useful lives of 10 to 30 years using the straight line method. Expenditures of the Properties for normal maintenance, furnishings and equipment are expenses as incurred.

  Equipment, Net
  --------------

  Equipment is reported at cost net of depreciation computed on the straight line method over 10 years.

<Page F-29>

  Deferred Financing Costs and Amortization
  -----------------------------------------

  Certain of the Properties have incurred legal fees and other costs associated with obtaining financing. Such amounts are capitalized and amortized over the terms of the related debt on the straight line method which approximates the interest method of amortization.

  Income Taxes
  ------------

  No provision for income taxes has been made in the accompanying combined financial statements for the combined operations of the Properties since Walden Predecessors is not responsible for any income taxes.

(2)    Mortgage Notes Payable

  The majority of the Walden Predecessors' debt is fixed rate debt with effective interest rates ranging from 0% to 12.5%. The weighted average interest rate on the variable rate debt is 2.4%.
Additional fees on this debt aggregate 0.73%.

(3)    Transactions With Partners and Affiliates

  Walden Predecessors provide management services under 30-day cancelable contracts for other properties affiliated with The Walden Group, Inc. These contracts require fees to be paid to Walden Predecessors equal to 3.5% to 5% of gross receipts, plus reimbursement of applicable expenses. Such management fee income from affiliates included in property management fees totaled $54 for the period January 1, 1994 through February 8, 1994.

  Walden Predecessors also provide asset management and data processing services under contract for other properties affiliated with The Walden Group, Inc. These contracts require a fixed cost per unit and fees equal to 1% of gross receipts to be paid to Walden Predecessors. Such fee income from affiliates included in property management fees totaled $14 for the period January 1, 1994 through February 8, 1994.

(4)    Subsequent Events

  In February 1994, the Properties were sold to Walden
Residential Properties, Inc. (REIT) for $123.9 million of cash plus the assumption of approximately $34.2 million of existing mortgages. In addition, certain assets and liabilities were transferred to the REIT in exchange for restricted shares of Common Stock therein. Debt not assumed was paid off by the respective entities and any remaining assets or liabilities (which were immaterial) of the Walden Predecessors remained with the respective entities.

<Facing Page>

                   WALDEN RESIDENTIAL PROPERTIES, INC.

         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                        AS OF DECEMBER 31, 1996

<Page S-1a

                  WALDEN RESIDENTIAL PROPERTIES, INC.
         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        AS OF DECEMBER 31, 1996
                            (In thousands)

                                                                    Initial Cost to Company
                                                                    -----------------------
Description                                                                                        Capital
---------------------------------                                              Buildings &       Improvements
Property Name            Location                 Encumbrances       Land      Improvements          1996
-------------            --------                 ------------       ----      ------------      ------------
Original Properties
-------------------
Burning Tree             Tulsa, OK                  $  2,411       $    635     $  3,475         $    173
Casa Verde               Phoenix, AZ                   2,023          1,027        3,586               40
Cinnamon Stick           Tulsa, OK                     3,219            962        5,565               63
Club at Springlake       Haltom City, TX                 --             613        2,648               78
Country View             San Antonio, TX                (A)             719        5,302              107
Eagle Pointe             Indianapolis, IN               (A)             494        7,993               90
Fountaingate/Willowcreek Wichita Falls, TX               --             751        6,498               68
James Pointe             Murray, UT                    8,355          1,040       10,937               69
The Lift                 Tulsa, OK                     2,779            804        4,164              192
Post Oak Place           Euless, TX                      --           1,570        6,582              136
Preston Greens           Dallas, TX                      --           1,468        6,687              181
Raintree                 Nashville, TN                 5,315            715        6,457              361
Settler's Cove           Beaumont, TX                  3,208            159        5,056              141
Stillwater               Murray, UT                   12,191          2,019       16,839              397
Trestles of Austin       Austin, TX                     (A)           1,100        9,977               87
Woodridge                Fort Worth, TX                  --             340        2,586               29
Woodstone                Phoenix, AZ                  12,859          4,325       14,342              191
                                                    --------       --------     --------         --------
  Subtotal                                            52,360         18,741      118,694            2,403
                                                    --------       --------     --------         --------
1994 Acquisitions
-----------------
Bel Shores               Largo, FL                     4,714          1,847        6,072              289
Brookwood Club           Jacksonville, FL              6,938            952        8,647               92
Carlyle at Waters        Tampa, FL                      (B)           1,678       11,154              578
Cinnamon Park            Arlington, TX                  (A)             855        7,723               23
Copper Cove              Houston, TX                     --             935        6,194              153
Copperfield              Oklahoma City, OK             4,206            357        6,473               11
Fielder's Glen           Arlington, TX                  (A)             556        5,031               89
Foxboro                  Houston, TX                    (A)             800        3,882               54
Gables                   McKinney, TX                   (A)             544        6,885               43
Greens Crossing          Dallas, TX                     (B)           1,368        6,795               96
Harper's Creek           Austin, TX                     (A)             868        8,871              112
Hunter's Ridge           Oklahoma City, OK             3,596            300        4,927               20
Newport                  Irving, TX                    7,192          1,200        8,878              104
Rivercrest               Arlington, TX                 5,461          1,650        7,877              113
Silverado                Albuquerque, NM                (B)           1,194        8,082               19
Springfield              Mesquite, TX                   (A)           1,042        6,507              (33)
Summerfield Place        Oklahoma City, OK              (A)             619        5,586               20
Towne Center             Dallas, TX                    4,695          1,024        5,651              173
Woodscape                Oklahoma City, OK              (A)           1,077       13,280               31
                                                    --------       --------     --------         --------
  Subtotal                                            36,802         18,866      138,515            1,987
                                                    --------       --------     --------         --------
<Page S-2a>

1995 Acquisitions
-----------------
Braden's Walk            Bedford, TX                     --             542        5,075              317
Hilltop                  N. Richland Hills, TX           --             801        5,314              256
Laurel Creek             Houston, TX                    (A)           2,067       12,011              135
Pinnacle                 Lewisville, TX                  --             672        4,190               20
Pinto Creek              Austin, TX                     (A)             487        8,403               44
Reflections of Highpoint Dallas, TX                   12,490          1,984       12,358               54
Remington at Ponte Vedra Ponte Vedra Beach, FL        12,000          1,425       13,468              243
Remington Hill           Fort Worth, TX               13,880          1,846       11,847               88
Sandpiper                Jacksonville, FL               (B)           1,102       10,377              615
Shadow Creek             N. Richland Hills, TX           --             666        5,899              276
Summer Meadows           Plano, TX                    12,460          2,393       14,908               78
Summer Villas            Dallas, TX                      --           2,270       14,140              119
Summers Crossing         Plano, TX                     9,300          1,730       10,774               21
Summers Landing          Fort Worth, TX                  --             819        5,259               11
Three Palms              Tampa, FL                      (C)           1,735       14,017              138
Winridge                 Aurora, CO                   12,715            790       15,939               53
                                                    --------       --------     --------         --------
  Subtotal                                            72,845         21,329      163,979            2,468
                                                    --------       --------     --------         --------
1996 Acquisitions
-----------------
Ashbury Parke            Austin, TX                      --           2,007       11,591              243
Bentley Green            Jacksonville, FL                --           1,430       14,095              355
Brandywine               Nashville, TN                   --             646        8,479              463
Costa del Sol            San Antonio, TX                 --             871        6,432              124
Huntington at Hidden
 Hills                   Jacksonville, FL                --             722        6,165              651
Meadow Glen              Phoenix, AZ                   7,125          1,802       10,754               18
Nashboro Village         Nashville, TN                   --           6,151       42,837               13
Oak Forest               Bedford, TX                     --             443        4,366               85
Quayle Walk              Arlington, TX                   --             731        5,687              105
Remington                San Antonio, TX                 --             427        4,411              142
Saratoga                 Melbourne, FL                   --             676        5,788               96
Summer Oaks              San Antonio, TX                 --             826        5,624              159
Terra Vida               Mesa, AZ                      7,530          1,929       13,383              368
Timber Creek at
 Treepoint               Arlington, TX                   --             537        4,381              114
Villas of St. Moritz     San Antonio, TX                 --             653        5,544              255
Waterford on the Meadow  Plano, TX                       --           2,156       11,423               91
                                                    --------       --------     --------         --------
  Subtotal                                            14,655         22,007      160,960            3,282
                                                    --------       --------     --------         --------
Grand Total                                         $176,662       $ 80,943     $582,148         $ 10,140
                                                    ========       ========     ========         ========

<Page S-3a>

(A) Property is pledged as collateral under a $58.43 million mortgage note payable to an insurance company.

(B) Property is pledged as collateral under a $23.816 million mortgage note payable to an insurance company.

(C) Property is pledged as additional collateral under the mortgage notes secured by Reflections of Highpoint, Remington at Ponte Vedra, Remington Hill and Winridge.

(D) Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 14 to 30 years for buildings, and 5, 10 or 15 years for personal property.

(E) The aggregate cost for Federal income tax purposes at December 31, 1996 is approximately $685.1 million.

<Page S-1b>

                    WALDEN RESIDENTIAL PROPERTIES, INC.
          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         AS OF DECEMBER 31, 1996
                             (In thousands)

                                                       Costs
                                                    Capitalized
                                                   Subsequent to               Gross Amount at Which
                                                    Acquisition             Carried at December 31, 1996
                                               ---------------------       -------------------------------
                                                        Buildings &                 Buildings &             Accumulated     Date
Property Name            Location              Land     Improvements       Land     Improvements     Total  Depreciation  Acquired
-------------            --------              ----     ------------       ----     ------------     -----  ------------  --------

Original Properties
-------------------
Burning Tree             Tulsa, OK          $    --       $    346       $    635    $  3,821       $  4,456   $  (772)     02/94
Casa Verde               Phoenix, AZ             --            197          1,027       3,783          4,810      (586)     02/94
Cinnamon Stick           Tulsa, OK               --            478            962       6,043          7,005    (1,231)     02/94
Club at Springlake       Haltom City, TX         --            105            613       2,753          3,366      (403)     02/94
Country View             San Antonio, TX         --            322            719       5,624          6,343      (930)     02/94
Eagle Pointe             Indianapolis, IN         (4)          188            490       8,181          8,671    (1,036)     02/94
Fountaingate/Willowcreek Wichita Falls, TX       --            404            751       6,902          7,653    (1,041)     02/94
James Pointe             Murray, UT              (28)          107          1,012      11,044         12,056    (1,516)     02/94
The Lift                 Tulsa, OK               --            346            804       4,510          5,314      (785)     02/94
Post Oak Place           Euless, TX              --            443          1,570       7,025          8,595    (1,053)     02/94
Preston Greens           Dallas, TX              --            333          1,468       7,020          8,488    (1,178)     02/94
Raintree                 Nashville, TN           --            696            715       7,153          7,868      (993)     02/94
Settler's Cove           Beaumont, TX            --            325            159       5,381          5,540      (864)     02/94
Stillwater               Murray, UT                3           496          2,022      17,335         19,357    (2,297)     02/94
Trestles of Austin       Austin, TX              --            271          1,100      10,248         11,348    (1,524)     02/94
Woodridge                Fort Worth, TX          --            213            340       2,799          3,139      (431)     02/94
Woodstone                Phoenix, AZ             --            321          4,325      14,663         18,988    (1,921)     02/94
                                            --------      --------       --------    --------       --------  --------
   Subtotal                                      (29)        5,591         18,712     124,285        142,997   (18,561)
                                            --------      --------       --------    --------       --------  --------
1994 Acquisitions
-----------------
Bel Shores               Largo, FL               --            529          1,847       6,601          8,448      (697)     03/94
Brookwood Club           Jacksonville, FL        --            813            952       9,460         10,412      (790)     11/94
Carlyle at Waters        Tampa, FL               --            837          1,678      11,991         13,669      (862)     12/94
Cinnamon Park            Arlington, TX           --             94            855       7,817          8,672      (642)     09/94
Copper Cove              Houston, TX             --            313            935       6,507          7,442      (589)     06/94
Copperfield              Oklahoma City, OK       --            135            357       6,608          6,965      (601)     06/94
Fielder's Glen           Arlington, TX           --            246            556       5,277          5,833      (515)     05/94
Foxboro                  Houston, TX             --            352            800       4,234          5,034      (423)     06/94
Gables                   McKinney, TX            --            205            544       7,090          7,634      (680)     05/94
Greens Crossing          Dallas, TX              --            337          1,368       7,132          8,500      (539)     12/94
Harper's Creek           Austin, TX              --            230            868       9,101          9,969      (797)     06/94
Hunter's Ridge           Oklahoma City, OK       --            167            300       5,094          5,394      (472)     06/94
Newport                  Irving, TX              --            217          1,200       9,095         10,295      (800)     06/94
Rivercrest               Arlington, TX           --            587          1,650       8,464         10,114      (868)     04/94
Silverado                Albuquerque, NM         --            162          1,194       8,244          9,438      (599)     12/94
Springfield              Mesquite, TX            --            149          1,042       6,656          7,698      (598)     06/94
Summerfield Place        Oklahoma City, OK       --            139            619       5,725          6,344      (439)     11/94
Towne Center             Dallas, TX              --            352          1,024       6,003          7,027      (557)     06/94
Woodscape                Oklahoma City, OK       --            306          1,077      13,586         14,663    (1,216)     06/94
                                            --------      --------       --------    --------       --------  --------
   Subtotal                                      --          6,170         18,866     144,685        163,551   (12,684)
                                            --------      --------       --------    --------       --------  --------
<Page S-2b>

1995 Acquisitions
-----------------
Braden's Walk            Bedford, TX             --            317            542       5,392          5,934      (202)     12/95
Hilltop                  N. Richland Hills, TX   --            162            801       5,476          6,277      (202)     12/95
Laurel Creek             Houston, TX             --            499          2,067      12,510         14,577      (776)     04/95
Pinnacle                 Lewisville, TX          --            132            672       4,322          4,994      (230)     06/95
Pinto Creek              Austin, TX              --            274            487       8,677          9,164      (605)     01/95
Reflections of Highpoint Dallas, TX              --            216          1,984      12,574         14,558      (662)     06/95
Remington at Ponte Vedra Ponte Vedra Beach, FL   --            502          1,425      13,970         15,395      (736)     06/95
Remington Hill           Fort Worth, TX          --            287          1,846      12,134         13,980      (645)     06/95
Sandpiper                Jacksonville, FL        --            707          1,102      11,084         12,186      (499)     10/95
Shadow Creek             N. Richland Hills, TX   --            278            666       6,177          6,843      (226)     12/95
Summer Meadows           Plano, TX               --            344          2,393      15,252         17,645      (806)     06/95
Summer Villas            Dallas, TX              --            251          2,270      14,391         16,661      (750)     06/95
Summers Crossing         Plano, TX               --            345          1,730      11,119         12,849      (585)     06/95
Summers Landing          Fort Worth, TX          --            301            819       5,560          6,379      (308)     06/95
Three Palms              Tampa, FL               --            457          1,735      14,474         16,209      (774)     06/95
Winridge                 Aurora, CO              --            338            790      16,277         17,067      (854)     06/95
                                            --------      --------       --------    --------       --------  --------
   Subtotal                                      --          5,410         21,329     169,389        190,718    (8,860)
                                            --------      --------       --------    --------       --------  --------
1996 Acquisitions
-----------------
Ashbury Parke            Austin, TX              --            243          2,007      11,834         13,841      (204)     06/96
Bentley Green            Jacksonville, FL        --            355          1,430      14,450         15,880      (178)     08/96
                                                                                                                            & 09/96
Brandywine               Nashville, TN           --            463            646       8,942          9,588      (104)     08/96
Costa del Sol            San Antonio, TX         --            124            871       6,556          7,427      (115)     06/96
Huntington at Hidden
 Hills                   Jacksonville, FL        --            651            722       6,816          7,538       (95)     08/96
Meadow Glen              Phoenix, AZ             --             18          1,802      10,772         12,574       (31)     11/96
Nashboro Village         Nashville, TN           --             13          6,151      42,850         49,001        (4)     12/96
Oak Forest               Bedford, TX             --             85            443       4,451          4,894       (42)     10/96
Quayle Walk              Arlington, TX           --            105            731       5,792          6,523       (58)     09/96
Remington                San Antonio, TX         --            142            427       4,553          4,980       (79)     06/96
Saratoga                 Melbourne, FL           --             96            676       5,884          6,560       (67)     09/96
Summer Oaks              San Antonio, TX         --            159            826       5,783          6,609      (101)     06/96
Terra Vida               Mesa, AZ                --            368          1,929      13,751         15,680      (269)     06/96
Timber Creek at
 Treepoint               Arlington, TX           --            114            537       4,495          5,032       (46)     09/96
Villas of St. Moritz     San Antonio, TX         --            255            653       5,799          6,452      (101)     06/96
Waterford on the Meadow  Plano, TX               --             91          2,156      11,514         13,670      (108)     09/96
                                            --------      --------       --------    --------       --------  --------
   Subtotal                                      --          3,282         22,007     164,242        186,249    (1,602)
                                            --------      --------       --------    --------       --------  --------
Grand Total                                 $    (29)     $ 20,453       $ 80,914    $602,601       $683,515  $(41,707)
                                            ========      ========       ========    ========       ========  ========

<Page S-3b>

(A) Property is pledged as collateral under a $58.43 million mortgage note payable to an insurance company.

(B) Property is pledged as collateral under a $23.816 million mortgage note payable to an insurance company.

(C) Property is pledged as additional collateral under the mortgage notes secured by Reflections of Highpoint, Remington at Ponte Vedra, Remington Hill and Winridge.

(D) Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 14 to 30 years for buildings, and 5, 10 or 15 years for personal property.

(E) The aggregate cost for Federal income tax purposes at December 31, 1996 is approximately $685.1 million.


<Page E-1>

                         EXHIBIT INDEX

         Exhibit No.     Description
         -----------     -----------
            3.1          Articles of Amendment and Restatement of the
                         Company.   (1)

            3.2          Restated Bylaws of the Company.   (1)

            4.1          Specimen of certificate representing shares of
                         Common Stock.   (2)

            4.2 Form of certificate representing shares of 9.16% Series A Convertible Redeemable Preferred Stock.
                         (6)

            4.3 Form of certificate representing shares of 9.16% Series B Convertible Redeemable Preferred Stock.
                         (6)

            4.4          Form of certificate representing shares of 9.20%
                         Senior Preferred Stock.   (6)

            4.5          Form of Articles Supplementary relating to 9.20%
                         Senior Preferred Stock.   (6)

            4.6          Specimen of certificate representing shares of
                         9.20% Senior Preferred Stock.   (8)

            4.7 Form of Articles Supplementary designating the rights of the holders of 9.20% Senior Preferred
                         Stock.   (8)

           10.1          Dividend Reinvestment and Stock Purchase Plan.
                         (3)

           10.2 Promissory Note by and between Crossing & Meadows Partnership, Ltd. and Collin County Housing Finance Corporation ($12,580,000), dated as of
                         February 1, 1996.   (5)

           10.3 Promissory Note by and between Crossing & Meadows Partnership, Ltd. and Collin County Housing Finance Corporation ($9,390,000), dated as of
                         February 1, 1996.   (5)

           10.4 Purchase and Sale Agreement by and between Walden Residential Properties, Inc. and America First Arizona REIT, Inc., dated as of April 12, 1996
                         (Laguna Point Apartments).   (5)


           10.5 Purchase and Sale Agreement by and between Walden Residential Properties, Inc. and IBEX Costa del Sol Corp., dated as of April 29, 1996 (Costa del
                         Sol Apartments).   (5)

<Page E-2>


           10.6 Purchase and Sale Agreement by and between Walden Residential Properties, Inc. and IBEX Remington Corp., dated as of April 29, 1996 (Remington
                         Apartments).   (5)

           10.7 Purchase and Sale Agreement by and between Walden Residential Properties, Inc. and IBEX Summer Oaks Corporation, dated as of April 29, 1996 (Summer
                         Oaks Apartments).   (5)

           10.8 Purchase and Sale Agreement by and between Walden Residential Properties, Inc. and IBEX St. Moritz Corp., dated as of April 29, 1996 (Villas of St.
                         Moritz Apartments).   (5)

           10.9 Purchase and Sale Agreement by and between Woodwinds, Ltd. and Walden Residential
                         Properties, Inc., dated as of May 1, 1996
                         (Brandywine Apartments).   (7)

          10.10 Real Estate Acquisition Contract and Escrow Instructions by and between Stonegate Lewisville Associates, Ltd. and Walden Residential
                         Properties, Inc., dated as of May 21, 1996
                         (Ashbury Parke Apartments).   (5)

          10.11 Assignment and Assumption Agreement by and among America First Arizona REIT, Inc., Walden AZ Corporation, The Industrial Development Authority of the County of Maricopa and First Bank National
                         Association, dated as of June 4, 1996.   (5)

          10.12 Agreement of Sale and Purchase by and between Walden Residential Properties, Inc. and Meadow Glen Limited Partnership, dated as of June 17,
                         1996 (Meadow Glen Apartments).   *

          10.13 Purchase and Sale Agreement by and between Walden Residential Properties, Inc. and Florida Raintree I Associates, Ltd., dated as of June 26, 1996
                         (Princeton Meadows II Apartments).   (7)

          10.14 Purchase and Sale Agreement by and between Walden Residential Properties, Inc. and Cozumel
                         Associates, Ltd., dated as of June 26, 1996
                         (Cozumel Apartments).   (7)

          10.15 Purchase and Sale Agreement by and between Walden Residential Properties, Inc. and TE-TWO Real Estate Limited Partnership, dated as of July 26,
                         1996 (Princeton Meadows I Apartments).   (7)

<Page E-3>

          10.16 Purchase and Sale Agreement by and between Walden Residential Properties, Inc. and Quayle Walk Apartments Partners, dated as of July 29, 1996
                         (Quayle Walk Apartments).   (7)

          10.17 Purchase and Sale Agreement by and between Walden Residential Properties, Inc. and Timber Creek Apartments Partners, dated as of July 29, 1996
                         (Timber Creek Apartments).   (7)

          10.18 Purchase and Sale Agreement by and between Walden Residential Properties, Inc. and Waterford Partners, dated as of July 29, 1996 (Waterford on
                         the Meadow Apartments).   (7)

          10.19 Real Estate Sales Contract by and between 1991 Treepoint Village Limited Partnership and Walden Residential Properties, Inc., dated as of July
                         29, 1996 (Treepoint Village Apartments).   *

          10.20 First Amendment to the Real Estate Sales Contract by and between 1991 Treepoint Village Limited Partnership and Walden Residential Properties, Inc., dated as of August 8, 1996 (Treepoint
                         Village Apartments).   *

          10.21 Purchase and Sale Agreement by and between Walden Residential Properties, Inc., Mark Paskin and Marcia Paskin, dated as of August 14, 1996 (Oak
                         Forest Apartments).   (7)

          10.22 First Amendment to the Agreement of Sale and Purchase by and between Walden Residential Properties, Inc. and Meadow Glen Limited Partnership, dated as of September 15, 1996
                         (Meadow Glen Apartments).   *

          10.23 Agreement of Sale and Purchase by and between Nashboro Village Apartments, L.P. and Walden Residential Properties, Inc., dated as of
                         November 15, 1996 (Nashboro Village).   *

          10.24 First Amendment to the Agreement of Sale and Purchase by and between Nashboro Village
                         Apartments, L.P. and Walden Residential
                         Properties, Inc., dated as of November 25, 1996
                         (Nashboro Village).   *

<Page E-4>

          10.25 Revolving Credit Agreement among WDN Properties, Ltd., The First National Bank of Boston, the Other Banks which are a Party to this Agreement, the Other Banks which may become Parties to this Agreement, and The First National Bank of Boston
                         (as Agent), dated as of December 4, 1996.   *

          10.26 Unconditional Guaranty of Payment and Performance among Walden Residential Properties, Inc., Walden Residential Operating Partnership, L.P., WDN Properties, Inc., The First National Bank of Boston, Bank of Montreal (Chicago Branch), Dresdner Bank AG (New York and Grand Cayman Branches), and Signet Bank, dated as of December
                         4, 1996.   *

          10.27 Second Amendment to the Agreement of Sale and Purchase by and between Nashboro Village
                         Apartments, L.P. and Walden Residential
                         Properties, Inc., dated as of December 13, 1996
                         (Nashboro Village).   *

           11.1          Computation of Net Income per Share.   *

           12.1          Computation of Ratio of Earnings to Combined
                         Fixed Charges and Preferred Stock Dividends.   *

           18.1          Letter regarding a change in accounting
                         principles.   *

           21.1          Schedule of Subsidiaries of the Company.   *

           23.1          Independent Auditors' Consent.   *

           27.1          Financial Data Schedule.   *

-------------------------

*    Filed herewith.

(1)  Previously filed with the Amendment No. 3 to the Company's
     Registration Statement on Form S-11 (Registration No. 33-70132) filed with the Securities and Exchange Commission on December 23, 1993 and incorporated herein by reference.

(2) Previously filed with the Company's Registration Statement on Form S-3 (Registration No. 33-90438) filed with the Securities and Exchange Commission on March 8, 1995 and incorporated herein by reference.

<Page E-5>

(3) Previously filed with the Company's Registration Statement on Form S-3 (Registration No. 333-02520) filed with the
     Securities and Exchange Commission on March 19, 1996 and incorporated herein by reference.

(4) Previously filed with the Company's Form 8-K filed with the Securities and Exchange Commission on April 23, 1996 and incorporated herein by reference. (Previously numbered
     Exhibit 4.1)

(5) Previously filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996 and herein incorporated by reference. (Previously numbered
     Exhibits 10.1 through 10.9)

(6) Previously filed with the Company's Registration Statement on Form S-3 (Registration No. 33-13809) filed with the Securities and Exchange Commission on October 9, 1996 and herein incorporated by reference.

(7) Previously filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 1996 and herein incorporated by reference. (Previously numbered
     Exhibits 10.10 through 10.18)

(8) Previously filed with the Company's Form 8-A filed with the Securities and Exchange Commission on December 20, 1996 and herein incorporated by reference. (Previously numbered
     Exhibit 1.1 and 2.3)