Form 10-Q
period 1997-03-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1997-05-14
CIK 913280

======================================================================

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                 ----------------------------------

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

                 ----------------------------------

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 5, 1997, there were 17,401,486 shares of Common Stock, $0.01, par value outstanding.

======================================================================

<Page 1>

WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of
                 March 31, 1997 (Unaudited) and December 31,
                 1996. . . . . . . . . . . . . . . . . . . . . .2

               Condensed Consolidated Statements of Income for the
                 Three Months Ended March 31, 1997 and
                 1996 (Unaudited). . . . . . . . . . . . . . . .3

               Condensed Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 1997 and
                 1996 (Unaudited). . . . . . . . . . . . . . . .4

               Notes to Condensed Consolidated Financial
                 Statements (Unaudited). . . . . . . . . . . . .5

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . 10

PART 2.   OTHER INFORMATION

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . . .16

     Item 2.   Changes in Securities. . . . . . . . . . . . . .16

     Item 3.   Defaults Upon Senior Securities. . . . . . . . .16

     Item 4.   Submission of Matters to a Vote of Security
               Holders. . . . . . . . . . . . . . . . . . . . .16

     Item 5.   Other Information. . . . . . . . . . . . . . . .16

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . .16

<Page 2>

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements
                 --------------------

               WALDEN RESIDENTIAL PROPERTIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                         March 31, 1997    December 31, 1996
                                         --------------    -----------------
                                           (Unaudited)
ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . .    $ 81,647            $ 80,914
  Buildings. . . . . . . . . . . . . . .     615,995             602,601
                                            --------            --------
                                             697,642             683,515
     Less:  Accumulated depreciation . .     (47,977)            (41,707)
                                            --------            --------
                                             649,665             641,808
Rent and other receivables . . . . . . .       1,011               1,324
Prepaid and other assets . . . . . . . .       3,407               3,146
Deferred financing costs, net. . . . . .       5,621               5,827
Cash and cash equivalents. . . . . . . .      22,493              29,720
Restricted cash:
  Escrow deposits. . . . . . . . . . . .       5,376               5,369
  Additional collateral on loans . . . .       2,520               2,520
                                            --------            --------
     Total assets. . . . . . . . . . . .    $690,093            $689,714
                                            ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . .    $258,085            $258,908
  Credit facility. . . . . . . . . . . .         --                  --
  Accrued real estate taxes. . . . . . .       3,762               7,960
  Accounts payable . . . . . . . . . . .       6,836               5,653
  Accrued expenses and other
     liabilities . . . . . . . . . . . .       5,025               5,395
  Preferred distribution payable on
     convertible equity securities . . .         391                 377
                                            --------            --------
     Total liabilities . . . . . . . . .     274,099             278,293
Commitments and contingencies
Stockholders' equity:
  Convertible equity securities. . . . .      14,886              14,886
  Preferred stock. . . . . . . . . . . .          58                  58
  Common stock . . . . . . . . . . . . .         174                 169
  Additional paid in capital . . . . . .     444,947             432,974
  Notes receivable from Company
     officers and directors. . . . . . .      (5,263)             (5,263)
  Deferred compensation on
     Restricted Stock. . . . . . . . . .      (2,800)                --
  Distributions in excess of net income.     (36,008)            (31,403)
                                            --------            --------
     Total stockholders' equity. . . . .     415,994             411,421
                                            --------            --------
       Total liabilities and
          stockholders' equity . . . . .    $690,093            $689,714
                                            ========            ========

         See Notes to Condensed Consolidated Financial Statements.

<Page 3>
              WALDEN RESIDENTIAL PROPERTIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except per share information)
                          (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                 -----------------
                                                 1997         1996
                                                 ----         ----
REVENUES
  Rental income . . . . . . . . . . . . . . .  $31,516      $24,133
  Other property income . . . . . . . . . . .    1,272          827
  Interest income . . . . . . . . . . . . . .      503          211
  Other income. . . . . . . . . . . . . . . .      --           104
                                               -------      -------
     Total revenues . . . . . . . . . . . . .   33,291       25,275

EXPENSES
  Property operating and maintenance. . . . .   10,569        8,642
  Real estate taxes . . . . . . . . . . . . .    3,149        2,353
  General and administrative. . . . . . . . .    1,422        1,145
  Interest. . . . . . . . . . . . . . . . . .    4,877        4,922
  Amortization. . . . . . . . . . . . . . . .      211          175
  Depreciation. . . . . . . . . . . . . . . .    6,328        4,518
                                               -------      -------
     Total expenses . . . . . . . . . . . . .   26,556       21,755
                                               -------      -------
Income before extraordinary item. . . . . . .    6,735        3,520
Extraordinary loss on debt extinguishment . .      --          (488)
                                               -------      -------
Net income. . . . . . . . . . . . . . . . . .    6,735        3,032
Preferred distributions . . . . . . . . . . .   (3,717)        (471)
                                               -------      -------
Net income available to common stockholders .  $ 3,018      $ 2,561
                                               =======      =======
Income per share:
  Before extraordinary item, less
     preferred distributions. . . . . . . . .  $   .18      $   .21
  Extraordinary loss on debt extinguishment .      --          (.03)
                                               -------      -------
  Net income available to common
     stockholders . . . . . . . . . . . . . .  $   .18      $   .18
                                               =======      =======

Distribution per share of common stock. . . .  $ .4825      $  .465
                                               =======      =======
Weighted average number of common stock
  and common stock equivalent shares
  outstanding . . . . . . . . . . . . . . . .   17,153       14,207
                                               =======      =======

    See Notes to Condensed Consolidated Financial Statements.

<Page 4>
              WALDEN RESIDENTIAL PROPERTIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)
                          (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  -----------------
                                                  1997         1996
                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . $ 6,735      $ 3,032
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization . . . . . . . .   6,539        4,693
  Amortization of deferred compensation
     on Restricted Stock. . . . . . . . . . . .      34          --
  Extraordinary loss on debt extinguishment . .     --           488
  Net effect of changes in operating
     accounts:
     Escrow deposits. . . . . . . . . . . . . .      (7)         347
     Other assets . . . . . . . . . . . . . . .      (6)         308
     Accrued real estate taxes. . . . . . . . .  (4,198)      (3,834)
     Accounts payable . . . . . . . . . . . . .      (4)        (179)
     Other liabilities. . . . . . . . . . . . .    (370)        (109)
                                                -------      -------
       Net cash provided by operating
          activities. . . . . . . . . . . . . .   8,723        4,746
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate assets. . . . . . . .  (5,742)         --
  Real estate asset additions . . . . . . . . .  (7,198)      (1,131)
                                                -------      -------
     Net cash used in investing activities. . . (12,940)      (1,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance, net of
     issuance costs . . . . . . . . . . . . . .   9,143        1,760
  Purchase of the Company's common stock. . . .     --        (3,090)
  Distributions paid. . . . . . . . . . . . . . (11,326)      (7,080)
  Proceeds from mortgage notes payable
     and credit facility. . . . . . . . . . . .     --        10,500
  Payment of mortgage notes payable
     and credit facility. . . . . . . . . . . .     --        (6,500)
  Payment of financing costs. . . . . . . . . .      (4)        (709)
  Additional collateral on loans. . . . . . . .     --             1
  Principal reductions of debt. . . . . . . . .    (823)        (573)
                                                -------      -------
     Net cash used in financing activities. . .  (3,010)      (5,691)
                                                -------      -------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . .  (7,227)      (2,076)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.  29,720        6,801
                                                -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . $22,493      $ 4,725
                                                =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
  Cash paid for interest. . . . . . . . . . . . $ 4,821      $ 4,857
                                                =======      =======
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Accrued real estate asset additions . . . . . $ 1,187      $   199
                                                =======      =======
  Notes receivable for officer and
     director stock purchases . . . . . . . . . $   --       $   292
                                                =======      =======
  Deferred compensation on Restricted Stock . . $ 2,834      $   --
                                                =======      =======
  Preferred distribution payable on
     convertible equity securities. . . . . . . $   391      $   471
                                                =======      =======

    See Notes to Condensed Consolidated Financial Statements.

<Page 5>
              WALDEN RESIDENTIAL PROPERTIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   INTERIM UNAUDITED FINANCIAL INFORMATION

     Walden Residential Properties, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust, as defined under the Internal Revenue Code of 1986, as amended. As of March 31, 1997, the Company owned 68 multifamily properties, containing 21,615 apartment units, primarily in the Southwest and Southeast regions of the United States.

     The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the years ended December 31, 1996 and 1995, which was filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted pursuant to rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 31, 1997 and the consolidated results of their operations and cash flows for the three months ended March 31, 1997 and 1996, have been included. The consolidated results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the full year.

     Effective July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets on a prospective basis. The Company believes this accounting policy change is preferable because it is consistent with policies currently being used by the majority of the largest publicly traded apartment real estate investment trusts and provides a better matching of expenses with the related benefit of the expenditures.

     Following is pro forma information for the three months ended March 31, 1996 as if the revised capitalization policy was in effect as of January 1, 1996:

Income before extraordinary item as reported                       $3,520
Add:  Adjustment for change in accounting
  policy to capitalize carpet replacement costs                       261
                                                                   ------
Income before extraordinary item as adjusted                       $3,781
                                                                   ======
Net income as adjusted                                             $3,293
                                                                   ======
Net income available to common stockholders as adjusted            $2,822
                                                                   ======
Income per share:
  Before extraordinary item, less preferred
     distributions as reported                                     $ 0.21
  Adjustment for effect of change in accounting policy               0.02
  Income before extraordinary item, less preferred                 ------
     distributions as adjusted                                     $ 0.23
                                                                   ======
  Net income available to common stockholders
     as reported                                                   $ 0.18
  Adjustment for effect of change in accounting policy               0.02
  Net income available to common stockholders                      ------
     as adjusted                                                   $ 0.20
                                                                   ======

<Page 6>

2.   ACQUISITIONS

     In January 1997, the Company purchased a 208-unit apartment property located in Arlington, Texas for $5.7 million, which is being operated in conjunction with an adjacent property previously purchased by the Company. The acquisition was funded from available cash of the Company.

3.   STOCKHOLDERS' EQUITY

     Convertible Equity Securities
     -----------------------------

     In June 1995, the Company acquired a controlling interest in a limited partnership (the "Partnership") which owned 13 apartment properties as of March 31, 1997. This Partnership is being accounted for as wholly-owned since the limited partnership interests in the Partnership which were not purchased by the Company are only exchangeable for an aggregate of 810,128 shares of the Company's common stock at the option of the interest holders, and are accounted for as convertible equity securities. The convertible equity securities were valued at $18.375 per share, which was the market price of the Company's common stock on June 30, 1995. Prior to exchange, the holders of the limited partnership interests will only be entitled to receive quarterly distributions from the Partnership equal to the greater of the Company's actual distributions on 810,128 shares of common stock, or $368,608 in the aggregate ($391,000 was accrued as of March 31, 1997.)

     Public Offering
     ---------------

     In connection with the exercise by the underwriter's of the overallotment option of the Company's December 1996 common stock offering, 161,400 shares of common stock were sold in January 1997 at $24.25 per share for net proceeds of $3.7 million.

     Restricted Stock
     ----------------

     In February 1997, the Company adopted a Long-Term Incentive Plan to attract and retain individuals to serve as directors, officers and employees of the Company. Pursuant to this plan, the Company issued 107,500 restricted shares of common stock ("Restricted Stock") in February 1997 for $.01 per share to its non-employee directors, four executive officers and certain other employees. The shares issued to the non-employee directors vest ratably over a three-year period; while the shares issued to the executive officers and other employees vest over a ten-year period, with 40% vesting after the fourth anniversary and 10% vesting annually thereafter. Deferred compensation on Restricted Stock was computed based upon the market value of the shares at the date of issuance. This deferred compensation is being amortized over the respective vesting periods. The unamortized amount as of March 31, 1997 was $2,800,000.

<Page 7>

     Stock Options
     -------------

     Pursuant to the Company's stock option plan, in February 1997, the Company granted incentive stock options for 96,750 shares of common stock to certain officers and other employees and non-qualified options of 150,000 shares of common stock to its four executive officers, all at an exercise price of $26.00 per share, which was the closing sales price of the Company's common stock on the option grant date.

4.   NET INCOME PER SHARE OF COMMON STOCK

     Net income per share of common stock has been computed by dividing net income available to common stockholders by the weighted average number of common stock and common stock equivalent
shares, if material, outstanding.   Net income available to common
stockholders is net income less the preferred distributions on the convertible equity securities (see Note 3) and preferred stock. Common stock equivalents include the weighted average number of assumed equivalent shares outstanding from stock options, if material and dilutive. Fully diluted net income per share of common stock is not materially dilutive and is not presented.

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for periods ending after December 15, 1997, requires that companies disclose basic earnings per share using only the weighted average number of common shares outstanding during a period. Currently common stock equivalents are included in this computation if they are material. Fully diluted earnings per share will continue to be calculated in a manner similar to the current calculation. Compliance with SFAS No. 128 will require no change to the Company's earnings per share for the periods presented.

<Page 8>

5.   PRO FORMA STATEMENTS OF INCOME

     The following unaudited condensed pro forma information for the three months ended March 31, 1997 and 1996 was prepared from the financial statements of the Company by adjusting for the effect of all public offerings and property acquisitions and dispositions in 1997 and 1996, including debt used to finance acquisitions or repaid from proceeds of dispositions, as if all of these transactions had occurred on January 1, 1996. The pro forma results do not include gains on property dispositions or extraordinary losses on early extinguishment of debt. The following information is not necessarily indicative of what the performance would have been had the Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company. (In thousands, except per share information.)

                                                        Pro Forma
                                                   ------------------
                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     1997       1996
                                                     ----       ----
Revenues. . . . . . . . . . . . . . . . . . . . .  $33,314    $32,035
Expenses. . . . . . . . . . . . . . . . . . . . .   26,532     26,896
                                                   -------    -------
Net income. . . . . . . . . . . . . . . . . . . .    6,782      5,139
Preferred distributions . . . . . . . . . . . . .   (3,717)    (3,815)
                                                   -------    -------
Net income available to common stockholders . . .  $ 3,065    $ 1,324
                                                   =======    =======
Net income available to common stockholders
  per share . . . . . . . . . . . . . . . . . . .  $   .18    $   .08
                                                   =======    =======
Weighted average shares of common
  stock outstanding . . . . . . . . . . . . . . .   17,189     17,124
                                                   =======    =======

6.   COMMITMENTS AND CONTINGENCIES

     As of March 31, 1997, the Company had executed contracts to acquire 13 apartment properties containing 3,200 units, of which six properties were purchased in April 1997 (see Note 7). In connection with such contracts, the Company deposited $300,000 of earnest money. The property acquisitions are subject to the completion of normal due diligence procedures and there is no assurance the Company will purchase such properties.

7.   SUBSEQUENT EVENTS

     On April 21, 1997, the Company purchased six apartment properties, containing 1,263 units, in Dallas/Fort Worth and Austin, Texas for approximately $39.8 million. The acquisitions were funded by a $18.5 million borrowing under the Company's credit facility and $20.2 million of available cash. In addition, the Company issued $1.1 million of limited partnership interests in an existing subsidiary partnership which are convertible into 44,419 shares of the Company's common stock. Prior to exchange, the holders of the limited partnership interests will only be entitled to receive quarterly distributions from the partnership equal to the Company's actual distributions on 44,419 shares of common stock. Such partnership interests will be accounted for as additional convertible equity securities.

<Page 9>

     On April 23, 1997, the Company declared distributions of $.4825 per share of common stock, $.5725 per share of convertible preferred stock and $.575 per share of senior preferred stock, all of which are payable on June 3, 1997 to stockholders of record on May 15, 1997.

     On April 23, 1997, the Company entered into a contract to acquire a 177-unit apartment property for $5.8 million. In connection therewith, the Company deposited $100,000 of earnest money. The acquisition of this property is subject to the completion of normal due diligence procedures and there is no assurance that the Company will purchase such property.

     On May 8, 1997, the Company signed an agreement in principle with Drever Partners, Inc. ("Drever") to provide for a strategic alliance combining the two companies, subject to completion of definitive documentation and approval of regulatory authorities, the Drever investors and the Company's board of directors and stockholders. Under the agreement, the Drever organization and all 80 Drever apartment properties, containing 18,100 units located in Texas, Arizona, Georgia and California, would be acquired by the Company for approximately $670 million, consisting of $380 million in common and preferred stock, warrants and cash and $290 million of assumed debt.

<Page 10>

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

Results of Operations
---------------------

     The following discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the historical condensed consolidated operations of the Company for the three months ended March 31, 1997 and 1996, and the condensed consolidated balance sheet data of the Company as of March 31, 1997 and December 31, 1996.

     The changes in revenues and expenses related to property operations during the first quarter of 1997 and 1996 are primarily the result of the increased number of units owned due to acquisitions of additional multifamily properties by the Company. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

     The following financial and operating data (see Page 10) is provided as supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited except the balance sheet data as of December 31, 1996.

<Page 11>

            SUPPLEMENTAL FINANCIAL AND OPERATING DATA
        (In thousands, except per share and property data)
                           (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    1997        1996
                                                    ----        ----
OPERATING DATA
Revenues
  Rental income . . . . . . . . . . . . . . . .  $ 31,516    $ 24,133
  Other property income . . . . . . . . . . . .     1,272         827
  Interest income . . . . . . . . . . . . . . .       503         211
  Other income. . . . . . . . . . . . . . . . .       --          104
                                                 --------    --------
     Total revenues . . . . . . . . . . . . . .    33,291      25,275
                                                 --------    --------
Expenses
  Property operating and maintenance. . . . . .    10,569       8,642
  Real estate taxes . . . . . . . . . . . . . .     3,149       2,353
  General and administrative. . . . . . . . . .     1,422       1,145
  Interest. . . . . . . . . . . . . . . . . . .     4,877       4,922
  Amortization. . . . . . . . . . . . . . . . .       211         175
  Depreciation. . . . . . . . . . . . . . . . .     6,328       4,518
                                                 --------    --------
     Total expenses . . . . . . . . . . . . . .    26,556      21,755
                                                 --------    --------
Income before extraordinary item. . . . . . . .     6,735       3,520
Extraordinary loss on debt extinguishment . . .       --         (488)
                                                 --------    --------
Net income. . . . . . . . . . . . . . . . . . .     6,735       3,032
Preferred distributions . . . . . . . . . . . .    (3,717)       (471)
                                                 --------    --------
Net income available to common stockholders . .  $  3,018    $  2,561
                                                 ========    ========
Distribution per share of common stock. . . . .  $  .4825    $   .465
                                                 ========    ========
Weighted average number of common stock
  and common stock equivalent shares
  outstanding . . . . . . . . . . . . . . . . .    17,153      14,207
                                                 ========    ========
---------------------------------------------------------------------

PROPERTY DATA
Total properties (at end of period) . . . . . .        68          55
Total units (at end of period). . . . . . . . .    21,615      17,205
Total units (weighted average). . . . . . . . .    21,599      17,205
Weighted average monthly property revenue
  per unit. . . . . . . . . . . . . . . . . . .  $    506    $    484

---------------------------------------------------------------------

                                                  March 31,  December 31,
                                                    1997        1996
                                                    ----        ----
BALANCE SHEET DATA
Real estate assets, at cost, net. . . . . . . .  $649,665    $641,808
Mortgage notes payable and Credit facility. . .   258,085     258,908
Stockholders' equity. . . . . . . . . . . . . .   415,994     411,421


<Page 12>

Comparison of Three Months Ended March 31, 1997
to Three Months Ended March 31, 1996
-----------------------------------------------

     The weighted average number of units owned increased by 4,394 units, or 25.5%, from 17,205 units for the first quarter of 1996 to 21,599 units for the first quarter of 1997 as a result of the acquisition of additional properties. Total units owned at March 31, 1996 and 1997 were 17,205 and 21,615, respectively. The portfolio had a weighted average occupancy of 94.5% and 93.7% for the first three months of 1996 and 1997, respectively.

     The Company owned 52 properties with 16,373 units throughout both periods in 1997 and 1996 ("same store"). A summary of the operating performance for same store properties is as follows:

                                                             First Quarter
                                                            ---------------
                                                            1997       1996     % Change
                                                            ----       ----     --------
Rental and other property revenue (in thousands) . . . .  $24,534    $23,839       2.9%
Property operating expenses (in thousands) (1) . . . . .   10,274     10,488      (2.0%)
                                                          -------    -------      -----
Property operating income (in thousands) . . . . . . . .  $14,260    $13,351       6.8%
                                                          =======    =======      =====
Weighted average physical occupancy. . . . . . . . . . .    93.7%      94.5%
                                                          =======    =======
Average monthly revenue per unit . . . . . . . . . . . .  $   499    $   485       2.9%
                                                          =======    =======      =====
Average annualized operating and
  maintenance expenses per unit. . . . . . . . . . . . .  $ 1,938    $ 2,007      (3.4%)
                                                          =======    =======      =====
Average annualized real estate taxes per unit. . . . . .  $   572    $   555       3.1%
                                                          =======    =======      =====
Operating expense ratio. . . . . . . . . . . . . . . . .    41.9%      44.0%       N/A
                                                          =======    =======      =====

(1) Consists of property operating and maintenance and real estate tax expenses.

     The operating performance of properties not owned throughout both periods in 1997 and 1996 is summarized as follows:

                                                             First Quarter
                                                            ---------------
                                                            1997       1996
                                                            ----       ----
Rental and other property revenue (in thousands) . . . .  $ 8,254    $ 1,121
Property operating expenses (in thousands) (1) . . . . .    3,444        507
                                                          -------    -------
Property operating income (in thousands) . . . . . . . .  $ 4,810    $   614
                                                          =======    =======
Weighted average number of units . . . . . . . . . . . .    5,226        832
                                                          =======    =======
Weighted average physical occupancy. . . . . . . . . . .    93.7%      94.5%
                                                          =======    =======
Average monthly revenue per unit . . . . . . . . . . . .  $   526    $   449
                                                          =======    =======
Average annualized operating and
  maintenance expenses per unit. . . . . . . . . . . . .  $ 2,017    $ 2,043
                                                          =======    =======
Average annualized real estate taxes per unit. . . . . .  $   619    $   395
                                                          =======    =======
Operating expense ratio. . . . . . . . . . . . . . . . .    41.7%      45.2%
                                                          =======    =======

(1) Consists of property operating and maintenance and real estate tax expenses.

     Interest income increased $292,000 in 1997, or 138.4%, from $211,000 in 1996 to $503,000 in 1997 primarily due to interest earned on increased cash balances in 1997.

     The 1996 other income of $104,000 was attributable to income from WDN Management Company, which was merged into the Company and dissolved effective December 31, 1996.

<Page 13>

     General and administrative expenses increased $277,000 in 1997, or 24.2%, from $1,145,000 in 1996 to $1,422,000 in 1997.
This represented a per unit decrease of $3, or 1.1%, on an annualized basis. The increase in general and administrative expenses was primarily due to increased salaries expense, increased costs associated with the increased number of stockholders (quarterly mailings to stockholders, transfer services, etc.) and the liquidation of WDN Management. This increase was offset by $254,000 of fee income received from third-party management contracts in the first three months of 1997, which amounts were recorded in WDN Management operations in 1996.

     Interest expense decreased $45,000 in 1997, or 0.9%, from $4,922,000 in 1996 to $4,877,000 in 1997 primarily due to the repayment of the Company's credit facility in December 1996.

     Depreciation increased $1,810,000 in 1997, or 40.1%, from $4,518,000 in 1996 to $6,328,000 in 1997 due to depreciation on additional properties acquired and capital improvements on existing properties.

     The $488,000 extraordinary loss on debt extinguishment in 1996 resulted from the write off of unamortized deferred financing costs due to the refinancing of the Company's credit facility in February 1996.

Liquidity and Capital Resources
-------------------------------

     The Company's principal demands for liquidity are distributions to its stockholders, ongoing maintenance and repair of its properties, capital improvements to its properties, acquisitions of properties, interest on indebtedness and debt repayments.

     The Company intends to meet its short-term liquidity requirements, including capital expenditures related to the maintenance and improvements of its properties, through cash flow provided by operations. Historically, on an annual basis, cash provided by the Company's operating activities has been adequate to meet both its operating requirements and distributions to stockholders. Net cash flow from operating activities was $8.7 million for the first three months of 1997 (including the payment of $4.2 million of 1996 real estate taxes). In the first three months of 1997, the Company paid distributions of $11.3 million and expended $4.7 million and $3.7 million, respectively, for capital expenditures, including non recurring items, and acquisition rehabilitation costs. Such amounts were funded by the net cash flow from operating activities from the first quarter of 1997 and available cash from the prior year. Capital expenditures and rehabilitation on acquisition properties are anticipated to be approximately $15.0 million and $7.6 million, respectively, for the remainder of 1997.

     As of March 31, 1997, the Company had outstanding indebtedness in the aggregate principal amount of $258.1 million, consisting of fixed rate debt of $207.0 million and variable rate debt of $51.1 million. The weighted average interest rate on the Company's outstanding indebtedness at March 31, 1997 was approximately 7.5%.

     The Company's ability to meet its long-term liquidity requirements, such as refinancing mortgages and property acquisitions, including capital improvements on property acquisitions, is dependent upon its ability to obtain long-term borrowings, both secured and unsecured, and to issue

<Page 14>

debt or equity securities. The Company has a $150 million unsecured credit facility (the "Credit Facility"), which expires in February 1998.
The Credit Facility has been used to finance property acquisitions, including capital improvements. The availability of funds to the Company under the Credit Facility is subject, however, to certain borrowing base and other customary restrictions.

     Investing activities of the Company used $12.9 million in the first three months of 1997, consisting of a property acquisition for $5.7 million in January 1997 and $3.8 million of capital expenditures and $3.4 million of acquisition rehabilitation.

     Financing activities of the Company used $3.0 million in the first three months of 1997, primarily due to $11.3 million of distributions paid to stockholders, which amount was offset by $9.1 million of net proceeds received from common stock sold under the Company's dividend reinvestment plan and upon exercise of the underwriter's overallotment option.

Funds from Operations
---------------------

     Management of the Company generally considers funds from operations ("FFO") an appropriate measure of the performance of an equity real estate investment trust. FFO is defined as net income (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets.
The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented herein. FFO does not represent cash generated from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company's performance or as an alternative to cash flow (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Effective January 1, 1996, the Company adopted the modified definition of FFO as recommended by the National Association of Real Estate Investment Trusts, however, the Company's FFO is not necessarily comparable to similar entitled items reported by other REITs. FFO for the three months ended March 31, 1997 and 1996 (as restated to conform to the new definition of FFO) are as follows (unaudited):

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                    1997          1996
                                                    ----          ----
Funds from operations:
  Income before extraordinary loss. . . . . . .   $ 6,735       $ 3,520
  Depreciation of real estate assets. . . . . .     6,269         4,518
  Preferred distributions on senior
     (perpetual) preferred stock. . . . . . . .    (2,300)          --
                                                  -------       -------
     Funds from operations. . . . . . . . . . .   $10,704       $ 8,038
                                                  =======       =======
Cash flows provided by (used in):
  Operating activities. . . . . . . . . . . . .   $ 8,723       $ 4,746
  Investing activities. . . . . . . . . . . . .   (12,940)       (1,131)
  Financing activities. . . . . . . . . . . . .    (3,010)       (5,691)

<Page 15>

Inflation
---------

     The Company leases apartments under lease terms generally ranging from six to 12 months. Management believes that such short-term lease contracts lessen the impact of inflation on the cost of property operations, as well as allows for the adjustment of rental rates to market levels as leases expire.

<Page 16>

PART 2.   OTHER INFORMATION

  Item 1.   Legal Proceedings
  ---------------------------
     None.

  Item 2.   Changes in Securities
  -------------------------------
     None.

  Item 3.   Defaults Upon Senior Securities
  -----------------------------------------
     None.

  Item 4.   Submission of Matters to a Vote of Security Holders
  -------------------------------------------------------------
     None.

  Item 5.   Other Information
  ---------------------------
     None.

  Item 6.   Exhibits and Reports on Form 8-K
  ------------------------------------------
     (a)  Exhibits

       11.1    Computation of Net Income per Share

       27   Financial Data Schedule

     (b)  Reports

       None.

<Page 17>

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Walden Residential Properties,
Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WALDEN RESIDENTIAL PROPERTIES, INC.



                              By:  /s/   Don R. Daseke
                                   -------------------
                                   Don R. Daseke
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Walden Residential Properties, Inc. and in the capacities and on the dates indicated.


     Signatures                      Title                     Date
     ----------                      -----                     ----
/s/ Don R. Daseke        Chairman of the Board of         May 13, 1997
------------------------ Directors, Chief Executive
Don R. Daseke            Officer and Director
                         (Principal Executive Officer)

/s/ Mark S. Dillinger    Executive Vice President, Chief  May 13, 1997
------------------------ Financial Officer and Director
Mark S. Dillinger        (Principal Financial and Accounting
                         Officer)

/s/ Marshall B. Edwards  President, Chief Acquisitions    May 13, 1997
------------------------ Officer and Director
Marshall B. Edwards

<Page E-1>
                          EXHIBIT INDEX

    Exhibit No.           Description
    -----------           -----------

      11.1                Computation of Net Income per Share

      27                  Financial Data Schedule


