Form 10-K/A
period 1996-12-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1997-05-23
CIK 913280

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-K
                        Amendment No. 1

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 Commission file number: 1-12592

              WALDEN RESIDENTIAL PROPERTIES, INC.
     (Exact name of Registrant as specified in its charter)


                            Maryland
                  (State or other jurisdiction
                               of
                        incorporation or
                         organization)


                           75-2506197
                        (I.R.S. Employer
                      Identification No.)


                  One Lincoln Centre, 5400 LBJ
                            Freeway,
                Suite 400, LB 45, Dallas, Texas
                     (Address of principal
                       executive offices)


                             75240
                           (Zip Code)


                 Registrant's telephone number,
              including area code:  (972) 788-0510

  Securities registered pursuant to Section 12(b) of the Act:


                      Title of each class:

                         Common stock,
                         $.01 par value

                   9.16% Series B Convertible
                  Redeemable Preferred Stock,
                         $.01 par value

                 9.20% Senior Preferred Stock,
                         $.01 par value


                    Name of each exchange on
                       which registered:

                    New York Stock Exchange


                    New York Stock Exchange


                    New York Stock Exchange


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

<Page 1>
                         EXPLANATORY NOTE

  Walden Residential Properties, Inc., a Maryland corporation, hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, by revising the attached pages in order to respond to a revision request received from the Securities and Exchange Commission on May 7, 1997.

<Page 2>

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

<Page 3>

                                                           The Company
                                                 -----------------------------------
                                                 Year Ended            February 9 to
                                                December 31,            December 31,
                                                ------------           -------------
                                              1996        1995            1994
                                              ----        ----            ----
OPERATING DATA
  Revenues
    Rental income . . . . . . . . . . . .  $ 105,602    $ 78,469       $  39,602
    Other property income . . . . . . . .      3,873       3,090           1,493
    Interest income . . . . . . . . . . .      1,433         856             365
    Other income. . . . . . . . . . . . .        263         409             533
                                           ---------    --------       ---------
        Total revenues. . . . . . . . . .    111,171      82,824          41,993
  Expenses
    Property operating and
      maintenance . . . . . . . . . . . .     37,521      28,748          15,607
    Real estate taxes . . . . . . . . . .     10,039       7,337           3,275
    General and administrative. . . . . .      5,124       3,811           2,507
    Interest expense. . . . . . . . . . .     20,573      17,111           6,288
    Amortization. . . . . . . . . . . . .        916         900             371
    Depreciation. . . . . . . . . . . . .     19,810      15,734           8,589
                                           ---------    --------       ---------
      Total expenses. . . . . . . . . . .     93,983      73,641          36,637
                                           ---------    --------       ---------
  Operating income. . . . . . . . . . . .     17,188       9,183           5,356
  Gain on disposition of real
    property. . . . . . . . . . . . . . .      1,934       1,502             --
                                           ---------    --------       ---------
  Income before extraordinary item. . . .     19,122      10,685           5,356
  Extraordinary loss on debt
    extinguishment. . . . . . . . . . . .     (1,848)     (1,352)            --
                                           ---------    --------       ---------
  Net income. . . . . . . . . . . . . . .     17,274       9,333           5,356
  Preferred distributions . . . . . . . .     (4,092)       (922)            --
                                           ---------    --------       ---------
  Net income available to
    common stockholders . . . . . . . . .  $  13,182    $  8,411       $   5,356
                                           =========    ========       =========
  Net income available to common
    stockholders per share. . . . . . . .  $     .90    $    .69       $     .62
                                           =========    ========       =========
  Distributions per share of
    common stock. . . . . . . . . . . . .  $    1.86    $   1.82       $    1.09
                                           =========    ========       =========
  Weighted average number of
    common stock and common
    stock equivalent shares
    outstanding . . . . . . . . . . . . .     14,720      12,155           8,689
                                           =========    ========       =========
PROPERTY DATA
  Total properties at end of period). . .         68          55              40
  Total units (at end of period). . . . .     21,407      17,205          12,319
  Total units (weighted average). . . . .     18,430      14,601           9,140
  Weighted average monthly
    property revenue per unit (a) . . . .  $     495    $    465       $     420

OTHER DATA
  Funds from operations (b) . . . . . . .  $  36,998    $ 24,917       $  13,945
  Cash flows provided by (used in):
     Operating activities . . . . . . . .  $  38,281    $ 31,317       $  16,420
     Investing activities . . . . . . . .  $(158,668)   $(86,926)      $(256,114)
     Financing activities . . . . . . . .  $ 143,306    $ 58,121       $ 243,982

                                                 The Company
                                                 Year Ended
                                                 December 31,
                                                 ------------
                                         1996       1995      1994
                                         ----       ----      ----
OPERATING DATA
BALANCE SHEET DATA
  Real estate assets. . . . . . . . . $683,515    $513,341  $329,206
  Accumulated depreciation. . . . . .  (41,707)    (23,734)   (8,589)
  Total assets. . . . . . . . . . . .  689,714     510,548   334,937
  Mortgage notes payable and
    credit facility . . . . . . . . .  258,908     259,015   165,439
  Stockholders' equity. . . . . . . .  411,421     235,127   160,267

(a) Represents rental income and other property income, divided by weighted average units, divided by the number of months.

<Page 4>

(b) Management generally considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO is defined as net income (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity. In addition, the Company's FFO is not necessarily comparable to similar entitled items reported by other REITs. FFO for the 1995 and 1994 periods have been restated to reflect the new definition of FFO.

                                           Walden Predecessors
                                           -------------------
                                     January 1 to         Year Ended
                                      February 8,        December 31,
                                         1994          1993        1992
                                         ----          ----        ----
OPERATING DATA
  Revenues
     Rental income. . . . . . . . .    $ 3,047       $27,336     $25,668
     Other property income. . . . .        134         1,286       1,089
     Interest income. . . . . . . .         37           124         182
     Property management fees . . .        150         1,266       1,167
                                       -------       -------     -------
       Total revenues . . . . . . .      3,368        30,012      28,106
  Expenses
     Property operating and
       maintenance. . . . . . . . .      1,242        11,398      10,813
     Real estate taxes. . . . . . .        226         2,159       2,121
     General and administrative . .        217         2,263       2,014
     Interest expense . . . . . . .      1,075        11,456      11,751
     Amortization and
       financing costs. . . . . . .         20         1,417         418
     Depreciation . . . . . . . . .        633         6,114       6,198
                                       -------       -------     -------
       Total expenses . . . . . . .      3,413        34,807      33,315
                                       -------       -------     -------
  Net loss (a). . . . . . . . . . .    $   (45)      $(4,795)    $(5,209)
                                       =======       =======     =======
PROPERTY DATA
  Total properties (at end of
    period) . . . . . . . . . . . .         18            18          18
  Total units (at end of period). .      5,895         5,895       5,895
  Total units (weighted average). .      5,895         5,895       5,895
  Weighted average monthly
    property revenue per
    unit (b). . . . . . . . . . . .    $   421       $   405     $   378

OTHER DATA
  Funds from operations (c) . . . .    $   588       $ 1,370     $ 1,079
  Cash flows provided by (used in):
     Operating activities . . . . .    $ 1,858       $ 1,698     $ 2,497
     Investing activities . . . . .    $   --        $   (23)    $   (11)
     Financing activities . . . . .    $  (311)      $(1,476)    $(2,320)

                                                       December 31,
                                                       ------------
                                                   1993           1992
                                                   ----           ----
BALANCE SHEET DATA
  Real estate assets . . . . . . . . . . .       $195,421       $195,421
  Accumulated depreciation
    and impairment allowance . . . . . . .        (83,026)       (76,981)
  Total assets . . . . . . . . . . . . . .        121,889        126,495
  Mortgage notes payable . . . . . . . . .        147,322        144,801
  Partners' deficit. . . . . . . . . . . .        (33,610)       (29,256)

<Page 5>

(a) Net loss of Walden Predecessors is before income tax benefits and extraordinary gains.

(b) Represents rental income and other property income, divided by weighted average units, divided by the number of months.

(c) Management generally considers FFO to be an appropriate measure of the performance of an equity REIT. FFO is defined as net income (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of
       liquidity.   In addition, the Company's FFO is not necessarily
       comparable to similar entitled items reported by other REITs. FFO for the three periods presented above have been restated to reflect the new definition of FFO.

<Page 6>

Funds from Operations
---------------------

  Management generally considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. FFO is defined as net income (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income (loss) as presented in the audited consolidated or combined financial statements and information included elsewhere in this report. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company's performance or as an alternative to cash flow (determined in accordance with generally accepted accounting principles) as a measure of liquidity. In addition, the Company's FFO is not necessarily comparable to similar entitled items reported by other REITs.

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
                                                 =======    =======

       As discussed in Note (3) in the accompanying financial statements, effective July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets on a prospective basis. Following is the effect on depreciation, net income and FFO for such change in accounting policy for the year ended December 31, 1996:

Adjustment for change in accounting
  policy to capitalize carpet
  replacement costs (and effect on
  funds from operations) . . . . . . . . . . . . . . . . . .            $   864

Adjustment for effect of
  depreciation on capitalized
  carpet replacement costs . . . . . . . . . . . . . . . . .                (43)
                                                                        -------
Net effect on net income . . . . . . . . . . . . . . . . . .            $   821
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

<Page 7>

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WALDEN RESIDENTIAL PROPERTIES, INC.

                              By:  / s / Mark S. Dillinger
                                   -----------------------
                                   Mark S. Dillinger
                                   Executive Vice President &
                                   Chief Financial Officer

                              Date:      May 23, 1997
                                   -----------------------

<Page 8>

               WALDEN RESIDENTIAL PROPERTIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(2)  Basis of Presentation and Summary of Significant Accounting
     Policies

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

     The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the Company's policy for reviewing impairment of long-lived assets (reviewing expected future cash flows of its properties), there was no adjustment necessary for impairment of properties during the three year period ended December 31, 1996.