Form 10-Q/A
period 1997-03-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1997-05-27
CIK 913280

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                          ----------------------

                                FORM 10-Q
                              Amendment No. 1

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

           -------------------------------------------------------

                      Commission file number:     1-12592

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            (Exact name of Registrant as specified in its Charter)

                MARYLAND                          75-2506197
      (State or other jurisdiction    (I.R.S. Employer Identification of
        incorporation   Number)
            or organization)

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

<Page 1>

                         EXPLANATORY NOTE

     Walden Residential Properties, Inc., a Maryland corporation, hereby amends its Quarterly Report on Form 10-Q for the three months ended March 31, 1997, by submitting Exhibit 12.1 which was inadvertently omitted from the Company's previous filing.

<Page 2>

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                WALDEN RESIDENTIAL PROPERTIES, INC.

                                By:     / s /   Mark S. Dillinger
                                        -------------------------
                                        Mark S. Dillinger
                                        Executive Vice President
                                        & Chief Financial Officer

                                Date:   May 27, 1997
                                        -------------------------

<Page E-1>

                          EXHIBIT INDEX

      Exhibit No.         Description                         Page No.

        11.1              Computation of Net Income
                          per Share                            E-2 *

         27               Financial Data Schedule               --

        12.1              Computation of Ratio of
                          Earnings to combined Fixed
                          Charges and Preferred Stock
                          Dividends                            E-3



* Previously filed with original Form 10-Q for the three months ended March 31, 1997.