Form 10-K/A
period 1996-12-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1997-06-24
CIK 913280

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
                        Amendment No. 2

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 Commission file number: 1-12592

              WALDEN RESIDENTIAL PROPERTIES, INC.
     (Exact name of Registrant as specified in its charter)

            Maryland                                 75-2506197
   (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or                       Identification No.)
          organization)

One Lincoln Centre, 5400 LBJ Freeway,                   75240
  Suite 400, LB 45, Dallas, Texas                    (Zip Code)
     (Address of principal
       executive offices)

Registrant's telephone number, including area code:  (972) 788-0510

  Securities registered pursuant to Section 12(b) of the Act:


     Title of each class:             Name of each exchange on which registered:
     --------------------             ------------------------------------------
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

                    Yes   X        No
                         ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park
III of this Form 10-K or any amendment to this form 10-K.   X
                                                           ---
The aggregate market value of the voting stock held by non-affiliates of the registrant was $413,158,242 at March 3, 1997.

The number of shares of common stock outstanding at March 3, 1997 was 17,385,927.

               DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission related to the Company's 1997 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.


<Page 1>
                         EXPLANATORY NOTE

     Walden Residential Properties, Inc., a Maryland corporation, hereby amends its Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1996, by revising the attached in order to respond to a revision request received from the Securities and Exchange Commission on May 11, 1997.


<Page 2>
                              PART I
Item 1.     Business
--------------------

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


<Page 3>

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


<Page 4>

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


<Page 5>

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


<Page 6>

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


<Page 7>

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


<Page 8>

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

Item 2.     Properties
----------------------

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

(a)    Represents properties in five different states.


<Page 9>

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


<Page 10a>
                                           WALDEN RESIDENTIAL PROPERTIES, INC.
                                                     APARTMENTS OWNED

                                                                              Total
                                                                  Year      Rentable                         Average
                                                      Number  Construction     Area    Total     Unit Type  Apt. Size
Metropolitan Area/Property     Location              of Units Completed (1) (Sq. Ft.) Acreage 1BR  2BR  3BR (Sq. Ft.)
--------------------------     --------              -------- ------------- --------- ------- ---  ---  --- ---------
Austin
------
Ashbury Parke (2)              Austin, TX               416       1983        278,936  13.2    304   112   0   671
Harper's Creek                 Austin, TX               268       1982        201,838   8.0    228    40   0   753
Pinto Creek                    Austin, TX               249       1985        199,146  22.6    162    87   0   800
Trestles of Austin             Austin, TX               396       1984        275,904  10.7    252   144   0   697
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Austin Total/Weighted Average                         1,329       1983        955,824  54.5    946   383   0   719
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Dallas/Fort Worth
-----------------
Braden's Walk (2)              Bedford, TX              208       1982        151,040   8.3    128    80   0   726
Cinnamon Park                  Arlington, TX            272       1985        213,192  13.0    144   112  16   784
Club at Springlake             Haltom City, TX          200       1986        146,328   8.0    128    72   0   732
Fielder's Glen                 Arlington, TX            220       1985        165,752  10.0    140    80   0   753
The Gables                     McKinney, TX             220       1986        169,880  10.0    160    60   0   772
Greens Crossing                Dallas, TX               364       1984        262,761  10.5    292    72   0   722
Hilltop (2)                    North Richland Hills, TX 238       1984        179,256  12.2    150    88   0   753
Newport                        Irving, TX               308       1982        238,768  12.4    208   100   0   775
Oak Forest (2)                 Bedford, TX              170       1982        136,300   8.7     60   110   0   802
Pinnacle                       Lewisville, TX           150       1985        119,774   6.3     86    64   0   798
Post Oak Place                 Euless, TX               354       1983        255,798  11.1    270    84   0   723
Preston Greens                 Dallas, TX               256       1980        246,340  11.2    164    92   0   962
Quayle Walk (2)                Arlington, TX            218       1984        160,432  10.3    132    86   0   736
Reflections of Highpoint       Dallas, TX               372       1986        281,940  11.1    276    96   0   758
Remington Hill                 Fort Worth, TX           440       1986        339,008  15.0    300   140   0   770
Rivercrest                     Arlington, TX            420       1979        337,056  19.3    320   100   0   803
Shadow Creek (2)               North Richland Hills, TX 240       1986        181,896  12.2    120   120   0   758
Springfield                    Mesquite, TX             264       1985        193,212   9.0    192    72   0   732
Summer Meadows                 Plano, TX                389       1986        323,434  21.6    236   153   0   831
Summer Villas                  Dallas, TX               460       1984        328,020  15.8    380    80   0   713
Summers Crossing               Plano, TX                293       1986        238,697  15.7    215    78   0   815
Summers Landing                Fort Worth, TX           196       1985        139,300   7.8    172    24   0   711
Timber Creek at Treepoint (2)  Arlington, TX            160       1985        139,680   7.4     48    96  16   873
Towne Center                   Dallas, TX               392       1978        269,348  11.5    256   136   0   687
Waterford (2)                  Plano, TX                350       1985        310,746  22.0    102   248   0   888
Woodridge                      Fort Worth, TX           248       1984        197,600  10.4    128   104  16   797
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Dallas Total/Weighted Average                         7,402       1984      5,725,558 310.8  4,807 2,547  48   774
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Houston
-------
Copper Cove                    Houston, TX              270       1983        204,240   7.0    192    78   0   756
Foxboro                        Houston, TX              220       1982        162,712   6.3    160    60   0   740
Laurel Creek                   Houston, TX              428       1985        323,568  15.8    304   100  24   756
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Houston Total/Weighted Average                          918       1984        690,520  29.1    656   238  24   752
                                                     ======       ====     ========== ===== ====== ===== ===   ===

<Page 11a>

San Antonio
-----------
Costa del Sol (2)              San Antonio, TX          244       1985        180,798  10.0    170    74   0   741
Country View                   San Antonio, TX          272       1981        213,120  11.0    176    96   0   784
Remington (2)                  San Antonio, TX          158       1986        112,018   4.9    108    50   0   709
Summer Oaks (2)                San Antonio, TX          256       1983        171,464   9.5    184    72   0   670
Villas of St. Moritz (2)       San Antonio, TX          216       1986        149,040   7.5    136    80   0   690
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
San Antonio Total/Weighted Average                    1,146       1984        826,440  42.9    774   372   0   721
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Other Texas
-----------
Fountaingate/Willowcreek       Wichita Falls, TX        280       1980        252,040  17.8    160   104  16   900
Settler's Cove                 Beaumont, TX             182       1982        133,654   6.2    138    44   0   734
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Other Texas Total/Weighted Average                      462       1981        385,694  24.0    298   148  16   835
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Texas Total/Weighted Average                         11,257       1984      8,584,036 461.3  7,481 3,688  88   763
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Jacksonville
------------
Bentley Green (2)              Jacksonville, FL         444       1986        308,096  25.7    336   108   0   694
Brookwood Club                 Jacksonville, FL         360       1987        287,480  15.0    200   160   0   799
Huntington at Hidden Hills (2) Jacksonville, FL         224       1986        183,200  15.0     64   160   0   818
Remington at Ponte Vedra       Ponte Vedra Beach, FL    344       1986        302,904  28.6    136   208   0   881
Sandpiper                      Jacksonville, FL         376       1985        289,112  17.0    200   144  32   769
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Jacksonville Total/Weighted Average                   1,748       1986      1,370,792 101.3    936   780  32   784
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Tampa
-----
Bel Shores                     Largo, FL                250       1985        189,874  22.3    138   112   0   759
Carlyle at Waters              Tampa, FL                392       1986        281,893  13.0    310    82   0   719
Three Palms                    Tampa, FL                438       1986        369,362  34.7    254   184   0   843
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Tampa Total/Weighted Average                          1,080       1986        841,129  70.0    702   378   0   779
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Other Florida
-------------
Saratoga (2)                   Melbourne, FL            210       1986        146,732  14.0    160    50   0   699
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Florida Total/Weighted Average                        3,038       1986      2,358,653 185.3  1,798 1,208  32   776
                                                     ======       ====     ========== ===== ====== ===== ===   ===

<Page 12a>

Oklahoma City
-------------
Copperfield                    Oklahoma City, OK        262       1983        187,080   7.7    196    66   0   714
Hunter's Ridge                 Oklahoma City, OK        212       1984        155,587   6.0    148    64   0   734
Summerfield Place              Oklahoma City, OK        224       1981        154,528   9.0    176    48   0   690
Woodscape                      Oklahoma City, OK        498       1985        363,073  15.6    348   150   0   729
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Oklahoma City Total/Weighted Average                  1,196       1984        860,268  38.3    868   328   0   719
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Tulsa
-----
Burning Tree                   Tulsa, OK                256       1978        156,848  11.3    208    48   0   613
Cinnamon Stick                 Tulsa, OK                424       1978        256,672  14.6    360    64   0   605
The Lift                       Tulsa, OK                328       1979        194,168  14.2    280    48   0   592
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Tulsa Total/Weighted Average                          1,008       1978        607,688  40.1    848   160   0   603
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Oklahoma Total/Weighted Average                       2,204       1981      1,467,956  78.4  1,716   488   0   666
                                                     ======       ====     ========== ===== ====== ===== ===   ===

Phoenix
-------
Casa Verde                     Phoenix, AZ              268       1983        178,140   8.2    184    84   0   665
Meadow Glen (2)                Glendale, AZ             290       1987        242,020  11.2     90   200   0   835
Terra Vida (2)                 Mesa, AZ                 384       1988        305,600  15.4    128   224  32   796
Woodstone                      Phoenix, AZ              696       1986        573,564  19.7    432   240  24   824
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Phoenix Total/Weighted Average                        1,638       1986      1,299,324  54.5    834   748  56   793
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Salt Lake City
--------------
James Pointe                   Murray, UT               312       1985        236,928  11.6    144   168   0   759
Stillwater                     Murray, UT               456       1986        343,216  15.3    152   304   0   753
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Salt Lake City Total/Weighted Average                   768       1986        580,144  26.9    296   472   0   755
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Nashville
---------
Nashboro Village               Nashville, TN            994       1982        959,153  60.7    456   426 112   965
Brandywine                     Nashville, TN            300       1985        203,418  21.0    240    60   0   678
Raintree                       Nashville, TN            332       1985        216,930  24.9    252    80   0   653
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Nashville Total/Weighted Average                      1,626       1983      1,379,501 106.6    948   566 112   848
                                                     ======       ====     ========== ===== ====== ===== ===   ===

<Page 13a>

Other Markets
-------------
Eagle Pointe                   Indianapolis, IN         256       1988        202,000  19.8    152   104   0   789
Silverado                      Albuquerque, NM          256       1985        183,656   8.1    180    76   0   717
Winridge                       Aurora, CO (Denver)      364       1986        303,438  15.8    262   102   0   834
                                                     ------       ----     ---------- ----- ------ ----- ---   ---
Other Markets Total/Weighted Average                    876       1986        689,094  43.7    594   282   0   787
                                                     ======       ====     ========== ===== ====== ===== ===   ===
Total/Weighted Average                               21,407       1984     16,358,708 957.0 13,667 7,452 288   764
                                                     ======       ====     ========== ===== ====== ===== ===   ===

(1) Year construction completed indicates the year in which the final certificate of occupancy for the property was issued.

(2) Represents a recently acquired property for which certain historical information is not available.

(3) Represents a weighted average for the properties for which historical information is available.


<Page 10b>

                                                                                         Average Monthly
                                                                Occupancy (3)        Rental Rate Per Unit (3)
                                                              As of       As of        December     December
Metropolitan Area/Property     Location                     12/31/95    12/31/96         1995         1996
--------------------------     --------                     --------    --------       --------     --------
Austin
------
Ashbury Park                   Austin, TX                     N/A        97.8%            N/A          $533
Harper's Creek                 Austin, TX                    95.5%       92.5%           $574          $584
Pinto Creek                    Austin, TX                    93.2%       94.8%           $627          $637
Trestles of Austin             Austin, TX                    96.5%       95.2%           $589          $614

Austin Total/Weighted Average                                95.3%       95.4%           $595          $587

Dallas/Fort Worth
-----------------
Braden's Walk (2)              Bedford, TX                   92.3%       98.1%            N/A          $496
Cinnamon Park                  Arlington, TX                 91.9%       93.4%           $523          $550
Club at Springlake             Haltom City, TX               97.5%       94.0%           $457          $483
Fielder's Glen                 Arlington, TX                 94.5%       96.8%           $489          $500
The Gables                     McKinney, TX                  95.9%       92.7%           $582          $602
Greens Crossing                Dallas, TX                    95.3%       91.5%           $452          $482
Hilltop (2)                    North Richland Hills, TX      97.9%       93.7%            N/A          $505
Newport                        Irving, TX                    97.4%       99.0%           $522          $549
Oak Forest (2)                 Bedford, TX                    N/A        99.4%            N/A          $501
Pinnacle                       Lewisville, TX                96.7%       97.3%           $550          $586
Post Oak Place                 Euless, TX                    99.2%       93.5%           $499          $528
Preston Greens                 Dallas, TX                    96.9%       94.5%           $636          $668
Quayle Walk (2)                Arlington, TX                  N/A        95.4%            N/A          $502
Reflections of Highpoint       Dallas, TX                    96.2%       96.5%           $552          $581
Remington Hill                 Fort Worth, TX                97.0%       95.9%           $514          $541
Rivercrest                     Arlington, TX                 94.0%       89.9%           $490          $510
Shadow Creek (2)               North Richland Hills, TX      96.3%       96.7%            N/A          $518
Springfield                    Mesquite, TX                  95.1%       93.6%           $487          $520
Summer Meadows                 Plano, TX                     93.6%       91.0%           $608          $630
Summer Villas                  Dallas, TX                    96.3%       95.4%           $514          $548
Summers Crossing               Plano, TX                     95.6%       94.5%           $602          $626
Summers Landing                Fort Worth, TX                97.4%       95.9%           $512          $539
Timber Creek at Treepoint (2)  Arlington, TX                  N/A        08.8%            N/A          $558
Towne Center                   Dallas, TX                    93.9%       94.4%           $382          $410
Waterford (2)                  Plano, TX                      N/A        92.9%            N/A          $632
Woodridge                      Fort Worth, TX                94.8%       91.5%           $444          $470
                                                             -----       -----           ----          ----
Dallas Total/Weighted Average                                95.7%       94.5%           $514          $541
                                                             =====       =====           ====          ====
Houston
-------
Copper Cove                    Houston, TX                   92.6%       96.3%           $472          $479
Foxboro                        Houston, TX                   94.1%       93.2%           $445          $468
Laurel Creek                   Houston, TX                   95.8%       95.1%           $553          $563
                                                             -----       -----           ----          ----
Houston Total/Weighted Average                               94.5%       95.0%           $503          $516
                                                             =====       =====           ====          ====

<Page 11b>

San Antonio
-----------
Costa Del Sol (2)              San Antonio, TX                N/A        94.3%            N/A          $526
Country View                   San Antonio, TX               92.6%       94.1%           $487          $487
Remington (2)                  San Antonio, TX                N/A        94.3%            N/A          $523
Summer Oaks (2)                San Antonio, TX                N/A        94.5%            N/A          $465
Villas of St. Moritz (2)       San Antonio, TX                N/A        94.0%            N/A          $475
                                                             -----       -----           ----          ----
San Antonio Total/Weighted Average                           92.6%       94.2%           $487          $493
                                                             =====       =====           ====          ====
Other Texas
-----------
Fountaingate/Willowcreek       Wichita Falls, TX             97.9%       92.5%           $501          $521
Settler's Cove                 Beaumont, TX                  94.0%       94.0%           $466          $483
                                                             -----       -----           ----          ----
Other Texas Total/Weighted Average                           96.4%       93.1%           $487          $506
                                                             =====       =====           ====          ====
Texas Total/Weighted Average                                 95.5%       94.6%           $520          $538
                                                             =====       =====           ====          ====
Jacksonville
------------
Bentley Green (2)              Jacksonville, FL               N/A        95.5%            N/A          $555
Brookwood Club                 Jacksonville, FL              97.8%       90.8%           $509          $540
Huntington at Hidden Hills (2) Jacksonville, FL               N/A        91.5%            N/A          $511
Remington at Ponte Vedra       Ponte Vedra Beach, FL         93.6%       94.5%           $617          $648
Sandpiper                      Jacksonville, FL              99.7%       94.7%           $472          $535
                                                             -----       -----           ----          ----
Jacksonville Total/Weighted Average                          97.1%       93.7%           $531          $560
                                                             =====       =====           ====          ====
Tampa
-----
Bel Shores                     Largo, FL                     95.2%       92.8%           $565          $586
Carlyle at Waters              Tampa, FL                     93.1%       95.9%           $476          $492
Three Palms                    Tampa, FL                     88.6%       94.3%           $572          $595
                                                             -----       -----           ----          ----
Tampa Total/Weighted Average                                 91.8%       94.5%           $536          $555
                                                             =====       =====           ====          ====
Other Florida
-------------
Saratoga (2)                   Melbourne, FL                  N/A        94.3%            N/A          $536
                                                             -----       -----           ----          ----
Florida Total/Weighted Average                               94.4%       94.0%           $533          $557
                                                             =====       =====           ====          ====

<Page 12b>

Oklahoma City
-------------
Copperfield                    Oklahoma City, OK             97.3%       98.9%           $441          $459
Hunter's Ridge                 Oklahoma City, OK             92.9%       94.8%           $429          $440
Summerfield Place              Oklahoma City, OK             93.8%       95.1%           $419          $440
Woodscape                      Oklahoma City, OK             90.8%       93.6%           $447          $463
                                                             -----       -----           ----          ----
Oklahoma City Total/Weighted Average                         93.2%       95.3%           $437          $454
                                                             =====       =====           ====          ====
Tulsa
-----
Burning Tree                   Tulsa, OK                     98.4%       92.2%           $333          $346
Cinnamon Stick                 Tulsa, OK                     89.2%       90.1%           $313          $332
The Lift                       Tulsa, OK                     90.2%       89.0%           $310          $333
                                                             -----       -----           ----          ----
Tulsa Total/Weighted Average                                 91.9%       90.3%           $317          $336
                                                             =====       =====           ====          ====
Oklahoma Total/Weighted Average                              92.6%       93.0%           $382          $400
                                                             =====       =====           ====          ====
Phoenix
-------
Casa Verde                     Phoenix, AZ                   91.8%       97.0%           $373          $381
Meadow Glen (2)                Glendale, AZ                   N/A        97.6%            N/A          $604
Terra Vida (2)                 Mesa, AZ                       N/A        94.5%            N/A          $556
Woodstone                      Phoenix, AZ                   95.1%       95.3%           $540          $567
                                                             -----       -----           ----          ----
Phoenix Total/Weighted Average                               94.2%       95.8%           $494          $541
                                                             =====       =====           ====          ====
Salt Lake City
--------------
James Pointe                   Murray, UT                    98.7%       95.2%           $543          $572
Stillwater                     Murray, UT                    98.2%       97.1%           $565          $594
                                                             -----       -----           ----          ----
Salt Lake City Total/Weighted Average                        98.4%       96.3%           $556          $585
                                                             =====       =====           ====          ====
Nashville
---------
Nashboro Village               Nashville, TN                  N/A        92.3%            N/A           N/A
Brandywine                     Nashville, TN                 94.0%       91.7%           $504          $532
Raintree                       Nashville, TN                 97.3%       87.7%           $508          $536
                                                             -----       -----           ----          ----
Nashville Total/Weighted Average                             95.7%       91.2%           $506          $534
                                                             =====       =====           ====          ====

<Page 13b>

Other Markets
-------------
Eagle Pointe                   Indianapolis, IN              94.9%       89.8%           $561          $571
Silverado                      Albuquerque, NM               96.5%       90.6%           $562          $569
Winridge                       Aurora, CO (Denver)           92.6%       95.3%           $578          $605
                                                             -----       -----           ----          ----
Other Markets Total/Weighted Average                         94.4%       92.3%           $569          $585
                                                             =====       =====           ====          ====
Total/Weighted Average                                       95.0%       94.1%           $505          $530
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


<Page 14a>
                                           WALDEN RESIDENTIAL PROPERTIES, INC.
                                                   APARTMENT AMENITIES

                                                                              Apartment Amenities
                                                   -------------------------------------------------------------------------
                                                   Patio or Laundry            Mini Cable TV Outside Ceiling
Metropolitan Area/Property Location                Balcony  Hookups Fireplace Blinds Ready   Storage  Fans   Other
-------------------------- --------                -------  ------- --------- ------ -----   -------  ----   -----
Austin
------
Ashbury Parke              Austin, TX                ALL      32%      17%      ALL    ALL      ALL     96%  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-157 Units;
                                                                                                             Washer/Dryer
                                                                                                             Provided-4 Units
Harper's Creek             Austin, TX                87%      26%      34%      ALL    ALL      64%     29%  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-40 Units;
                                                                                                             Microwaves-62 Units
Pinto Creek                Austin, TX                ALL      69%      38%      ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers
Trestles of Austin         Austin, TX                ALL      64%      21%             ALL      ALL     42%  Washer/Dryer-253
                                                                                                             Units; Frost-Free
                                                                                                             Refrigerators

Dallas/Fort Worth
-----------------
Braden's Walk              Bedford, TX               ALL      77%      19%      ALL    ALL      77%     ALL  Frost-Free
                                                                                                             Refrigerators
Cinnamon Park              Arlington, TX             ALL      71%      ALL      ALL    ALL      ALL     ALL  Alarms; Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers
Club at Springlake         Haltom City, TX           64%      64%      64%      ALL    ALL      26%     ALL  Alarms; Icemakers
Fielder's Glen             Arlington, TX             66%      66%      66%      ALL    ALL      26%     ALL  Frost-Free
                                                                                                             Refrigerators
The Gables                 McKinney, TX              ALL      71%      ALL      ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators
Greens Crossing            Dallas, TX                70%      52%      23%      ALL    ALL      70%     ALL  Alarms; Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-58 Units
Hilltop                    North Richland Hills, TX  ALL      ALL      45%      ALL    ALL      ALL          Frost-Free
                                                                                                             Refrigerators
Newport                    Irving, TX                83%      45%      38%      ALL    ALL      83%     27%  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-52 Units
Oak Forest                 Bedford, TX               ALL      74%      ALL      ALL    ALL                   Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Washer/Dryer
                                                                                                             Provided-25 Units
Pinnacle                   Lewisville, TX            ALL      ALL      50%      ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers;
                                                                                                             Microwaves-15 Units
Post Oak Place             Euless, TX                90%      68%      33%      80%    ALL      83%     65%  Frost-Free
                                                                                                             Refrigerators
Preston Greens             Dallas, TX                44%      81%      ALL      ALL    ALL              39%  Covered parking;
                                                                                                             Alarms; Microwaves
Quayle Walk                Arlington, TX             ALL      45%      33%      ALL    ALL      ALL     50%  Frost-Free
                                                                                                             Refrigerators
Reflections of Highpoint   Dallas, TX                ALL      ALL      ALL      ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Alarms; Icemakers;
                                                                                                             Microwaves;
                                                                                                             Washer/Dryer Provided
Remington Hill             Fort Worth, TX            ALL      ALL      ALL      ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Microwaves; Icemakers;
                                                                                                             Covered Parking;
                                                                                                             Washer/Dryer Provided
Rivercrest                 Arlington, TX             ALL      ALL      ALL      ALL    ALL      11%     ALL  Frost-Free
                                                                                                             Refrigerators-200
                                                                                                             Units;
                                                                                                             Icemakers-20 Units
Shadow Creek               North Richland Hills, TX  ALL      90%      50%      ALL    ALL              10%  Frost-Free
                                                                                                             Refrigerators
Springfield                Mesquite, TX              84%      50%      24%      74%    ALL      84%     ALL  Alarms; Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-36 Units
Summer Meadows             Plano, TX                 ALL      ALL      54%      ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers; Covered
                                                                                                             Parking
Summer Villas              Dallas, TX                ALL      69%      ALL      ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers
Summers Crossing           Plano, TX                 75%      ALL      97%      ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers
Summers Landing            Fort Worth, TX            ALL      71%      80%      ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers
Timber Creek at Treepoint  Arlington, TX             ALL      74%      67%      ALL    ALL      57%     43%  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-110 Units
Towne Center               Dallas, TX                56%                        ALL    ALL      56%     94%  Frost-Free
                                                                                                             Refrigerators-127
                                                                                                             Units;
                                                                                                             Alarms-52 Units
Waterford                  Plano, TX                          ALL      ALL      ALL    ALL      ALL      9%  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Covered Parking;
                                                                                                             Washer/Dryer
                                                                                                             Provided-6 Units
Woodridge                  Fort Worth, TX            29%      ALL      81%      ALL    ALL      ALL          Frost-Free
                                                                                                             Refrigerators


<Page 15a>

Houston
-------
Copper Cove                Houston, TX               82%      67%      33%      93%    ALL      82%     41%  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-54 Units
Foxboro                    Houston, TX               81%      41%      27%      75%    ALL      95%     34%  Alarms; Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-24 Units
Laurel Creek               Houston, TX               ALL      ALL      57%      ALL    ALL       2%     ALL  Alarms; Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers;
                                                                                                             Washer/Dryer-94 Units

San Antonio
-----------
Costa del Sol              San Antonio, TX          100%     100%     100%     100%   100%     100%    100%  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Microwaves;
                                                                                                             Washer/Dryer
Country View               San Antonio, TX                    ALL      ALL      ALL    ALL              50%  Icemakers;
                                                                                                             Microwaves;
                                                                                                             Alarms
Remington                  San Antonio, TX           ALL      ALL      34%      ALL    ALL      ALL     ALL  Alarms; Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers;
                                                                                                             Microwaves;
                                                                                                             Washer/Dryer-4 Units
Summer Oaks                San Antonio, TX           ALL      ALL      50%      ALL    ALL      ALL     34%  Alarms-32 Units;
                                                                                                             Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Washer/Dryer
                                                                                                             Provided-16 Units
Villas of St. Moritz       San Antonio, TX           ALL      81%      15%      ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Microwaves

Other Texas
-----------
Fountaingate/Willowcreek   Wichita Falls, TX         25%      19%       83%     33%    ALL              11%  Covered Parking;
                                                                                                             Microwaves
Settler's Cove             Beaumont, TX              ALL      15%       35%            ALL      64%          Frost-Free
                                                                                                             Refrigerators

Jacksonville
------------
Bentley Green              Jacksonville, FL          ALL                 1%     ALL    ALL      ALL     50%  Microwaves-44 Units;
                                                                                                             Washer/Dryer
                                                                                                             Provided-396 Units
Brookwood Club             Jacksonville, FL          ALL      ALL               ALL    ALL      ALL     ALL  Alarms; Frost-Free
                                                                                                             Refrigerators
Huntington at Hidden Hills Jacksonville, FL          ALL      71%       71%     ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers;
                                                                                                             Microwaves;
                                                                                                             Covered
                                                                                                             Parking-112 Units
Remington at Ponte Vedra   Ponte Vedra Beach, FL     ALL      ALL               ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers;
                                                                                                             Microwaves;
                                                                                                             Washer/Dryer
                                                                                                             Provided
Sandpiper                  Jacksonville, FL          ALL      85%        85%    ALL    ALL      ALL          Frost-Free
                                                                                                             Refrigerators

Tampa
-----
Bel Shores                 Largo, FL                 ALL      ALL               ALL    ALL      ALL          Frost-Free
                                                                                                             Refrigerators
Carlyle at Waters          Tampa, FL                 ALL      50%         8%    ALL    ALL      ALL     ALL  Alarms; Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-98 Units
Three Palms                Tampa, FL                 ALL      ALL        50%    ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers;
                                                                                                             Microwaves;
                                                                                                             Washer/Dryer
                                                                                                             Provided

Other Florida
-------------
Saratoga                   Melbourne, FL             ALL                  2%    ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Washer/Dryer
                                                                                                             Provided

Oklahoma City
-------------
Copperfield                 Oklahoma City, OK        86%      40%        24%    65%    ALL      ALL     ALL  Alarms; Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-42 Units
Hunter's Ridge              Oklahoma City, OK        74%      41%        30%    ALL    ALL      74%     49%  Alarms; Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-40 Units
Summerfield Place           Oklahoma City, OK        ALL      ALL               ALL    ALL              11%  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers;
                                                                                                             Microwaves;
                                                                                                             Washer/Dryer
                                                                                                             Provided-175 Units
Woodscape                   Oklahoma City, OK        68%      46%        34%    89%    ALL      68%     77%  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers-58 Units

Tulsa
-----
Burning Tree                Tulsa, OK                ALL                        79%    ALL              53%  Frost-Free
                                                                                                             Refrigerators-46
                                                                                                             Units
Cinnamon Stick              Tulsa, OK                ALL                        64%    ALL              97%  Icemakers-72 Units
The Lift                    Tulsa, OK                ALL                        46%    ALL              31%  Frost-Free
                                                                                                             Refrigerators-43
                                                                                                             Units


<Page 16a>

Phoenix
-------
Casa Verde                  Phoenix, AZ              ALL                        ALL    ALL      ALL          Covered Parking
Meadow Glen                 Glendale, AZ             ALL       ALL       18%    ALL    ALL      ALL     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Covered Parking;
                                                                                                             Microwaves;
                                                                                                             Washer/Dryer
                                                                                                             Provided
Terra Vida                  Mesa, AZ                 ALL       67%       75%    ALL    ALL                   Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Covered Parking;
                                                                                                             Washer/Dryer
                                                                                                             Provided-100 Units
Woodstone                   Phoenix, AZ              ALL       ALL       33%    ALL    ALL      84%     ALL  Covered Parking;
                                                                                                             Microwaves

Salt Lake City
--------------
James Pointe                Murray, UT               ALL       ALL       33%    ALL    ALL      ALL          Covered Parking
Stillwater                  Murray, UT               ALL       ALL       33%    ALL    ALL      17%          Covered Parking

Nashville
---------
Nashboro Village            Nashville, TN            ALL       82%       63%    ALL    ALL      83%     ALL  Frost-Free
                                                                                                             Refrigerators-620
                                                                                                             Units;
                                                                                                             Icemakers-621 Units;
                                                                                                             Washer/Dryer
                                                                                                             Provided-120 Units
Brandywine                  Nashville, TN            ALL       42%       16%    ALL    ALL                   Frost-Free
                                                                                                             Refrigerators
Raintree                    Nashville, TN            ALL       42%       16%    ALL    ALL                   Frost-Free
                                                                                                             Refrigerators

Other Markets
-------------
Eagle Pointe                Indianapolis, IN         ALL       ALL       36%    ALL    ALL      ALL          Microwaves
Silverado                   Albuquerque, NM          ALL       30%       25%    ALL    ALL      ALL     ALL  Alarms; Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Microwave
Winridge                    Aurora, CO (Denver)      77%       ALL       ALL    ALL    ALL      77%     ALL  Frost-Free
                                                                                                             Refrigerators;
                                                                                                             Icemakers;
                                                                                                             Microwaves;
                                                                                                             Washer/Dryer Provided


<Page 14b>

                                                                   Recreational Amenities
                                                  -----------------------------------------------------
                                                             Swimming    Spa/        Sports
Metropolitan Area/Property  Location              Clubhouse    Pools    Jacuzzi   Facilities (2)  Other
--------------------------  --------              ---------  --------   -------   --------------  -----
Austin
------
Ashbury Parke               Austin, TX                           2          1          Yes        BBQ/Picnic Area
Harper's Creek              Austin, TX               Yes         2         Yes         Yes        BBQ/Picnic Area
Pinto Creek                 Austin, TX               Yes         2                     Yes
Trestles of Austin          Austin, TX               Yes         2         Yes                    BBQ/Picnic Area

Dallas/Fort Worth
-----------------
Braden's Walk               Bedford, TX              Yes         1         Yes         Yes        BBQ/Picnic Area
Cinnamon Park               Arlington, TX            Yes         1         Yes         Yes        BBQ/Picnic Area
Club at Springlake          Haltom City, TX          Yes         1                     Yes        BBQ/Picnic Area;
                                                                                                  Dry Sauna
Fielder's Glen              Arlington, TX            Yes         2         Yes         Yes        BBQ/Picnic Area;
                                                                                                  Dry Sauna
The Gables                  McKinney, TX             Yes         2         Yes         Yes        BBQ Area;
                                                                                                  Playground Area
Greens Crossing             Dallas, TX               Yes         2         Yes         Yes        BBQ/Picnic Area
Hilltop                     North Richland Hills, TX Yes         1         Yes         Yes        BBQ/Picnic Area
Newport                     Irving, TX               Yes         2         Yes                    BBQ Area;
                                                                                                  Playground Area
Oak Forest                  Bedford, TX              Yes         2                     Yes        BBQ/Picnic Area
Pinnacle                    Lewisville, TX           Yes         1         Yes         Yes        BBQ/Picnic Area
Post Oak Place              Euless, TX               Yes         2         Yes                    BBQ/Picnic Area
Preston Greens              Dallas, TX               Yes         3         Yes                    BBQ/Picnic Area;
                                                                                                  Dry Sauna
Quayle Walk                 Arlington, TX            Yes         1                     Yes        BBQ/Picnic Area
Reflections of Highpoint    Dallas, TX               Yes         4         Yes         Yes        BBQ/Picnic Area;
                                                                                                  Dry Sauna; Pool
                                                                                                  Table; Car Wash
Remington Hill              Fort Worth, TX           Yes         3         Yes         Yes        BBQ/Picnic Area;
                                                                                                  Dry Sauna
Rivercrest                  Arlington, TX            Yes         2         Yes         Yes        BBQ/Picnic Area
Shadow Creek                North Richland Hills, TX Yes         2         Yes         Yes        BBQ/Picnic Area;
                                                                                                  Playground Area
Springfield                 Mesquite, TX             Yes         2         Yes
Summer Meadows              Plano, TX                Yes         2         Yes         Yes        BBQ/Picnic Area;
                                                                                                  Car Wash; Playground
                                                                                                  Area; Pool Table
Summer Villas               Dallas, TX               Yes         3         Yes         Yes        BBQ/Picnic Area
Summers Crossing            Plano, TX                Yes         2         Yes         Yes        BBQ/Picnic Area;
                                                                                                  Playground Area
Summers Landing             Fort Worth, TX           Yes         1         Yes                    BBQ/Picnic Area
Timber Creek at Treepoint   Arlington, TX            Yes         4         Yes         Yes        BBQ/Picnic Area;
                                                                                                  Playground Area
Towne Center                Dallas, TX               Yes         2                     Yes        BBQ/Picnic Area
Waterford                   Plano, TX                            3                     Yes        BBQ/Picnic Area
Woodridge                   Fort Worth, TX                       1                     Yes        BBQ/Picnic Area;
                                                                                                  Dry Sauna


<Page 15b>

Houston
-------
Copper Cove                 Houston, TX              Yes         1         Yes
Foxboro                     Houston, TX              Yes         1                                BBQ/Picnic Area
Laurel Creek                Houston, TX              Yes         3         Yes         Yes

San Antonio
-----------
Costa del Sol               San Antonio, TX          Yes         2                     Yes        BBQ/Picnic Area
Country View                San Antonio, TX          Yes         3                                BBQ/Picnic Area
Remington                   San Antonio, TX          Yes         1          1          Yes        BBQ/Picnic Area
Summer Oaks                 San Antonio, TX          Yes         2          1          Yes        BBQ/Picnic Area
Villas of St. Moritz        San Antonio, TX          Yes         1          1          Yes        BBQ/Picnic Area

Other Texas
-----------
Fountaingate/Willowcreek    Wichita Falls, TX        Yes         2                     Yes        Playground Area
Settler's Cove              Beaumont, TX             Yes         1                     Yes        BBQ/Picnic Area

Jacksonville
------------
Bentley Green               Jacksonville, FL         Yes         2          2          Yes        BBQ/Picnic Area
Brookwood Club              Jacksonville, FL         Yes        10                     Yes
Huntington at Hidden Hills  Jacksonville, FL         Yes         1          1          Yes        BBQ/Picnic Area;
                                                                                                  Playground Area
Remington at Ponte Vedra    Ponte Vedra Beach, FL    Yes         2         Yes         Yes        Playground Area;
                                                                                                  Dry Sauna; Car Wash
Sandpiper                   Jacksonville, FL         Yes         2         Yes         Yes        BBQ/Picnic Area;
                                                                                                  Car Wash;
                                                                                                  Playground Area

Tampa
-----
Bel Shores                  Largo, FL                Yes         1         Yes         Yes        BBQ Area; Car Wash; Lake
Carlyle at Waters           Tampa, FL                Yes         2         Yes         Yes
Three Palms                 Tampa, FL                Yes         4         Yes         Yes        BBQ/Picnic Area;
                                                                                                  Dry Sauna;
                                                                                                  Playground Area;
                                                                                                  Car Wash

Other Florida
-------------
Saratoga                    Melbourne, FL            Yes         1                     Yes        Pool Table

Oklahoma City
-------------
Copperfield                 Oklahoma City, OK        Yes         1         Yes         No
Hunter's Ridge              Oklahoma City, OK        Yes         1         Yes         Yes        BBQ/Picnic Area
Summerfield Place           Oklahoma City, OK        Yes         1                     Yes        BBQ/Picnic Area
Woodscape                   Oklahoma City, OK        Yes         2         Yes         Yes

Tulsa
-----
Burning Tree                Tulsa, OK                Yes         1                     Yes        Playground Area
Cinnamon Stick              Tulsa, OK                Yes         1                     Yes        BBQ/Picnic Area
The Lift                    Tulsa, OK                Yes         1                     Yes        Playground Area


<Page 16b>

Phoenix
-------
Casa Verde                  Phoenix, AZ                          2         Yes                    BBQ/Picnic Area
Meadow Glen                 Glendale, AZ                         2          2          Yes        BBQ/Picnic Area;
                                                                                                  Playground Area
Terra Vida                  Mesa, AZ                 Yes         3          2          Yes        BBQ/Picnic Area;
                                                                                                  Playground Area
Woodstone                   Phoenix, AZ              Yes         4         Yes         Yes        BBQ/Picnic Area

Salt Lake City
--------------
James Pointe                Murray, UT               Yes         1         Yes         Yes        Tanning Bed; Pool Table
Stillwater                  Murray, UT               Yes         1         Yes         Yes        Tanning Bed; Pool Table

Nashville
---------
Nashboro Village            Nashville, TN             3          6          2          Yes        BBQ/Picnic Area;
                                                                                                  Two Dry Saunas;
                                                                                                  Community Wide Along
                                                                                                  with Sports Center
Brandywine                  Nashville, TN            Yes         1                     Yes
Raintree                    Nashville, TN            Yes         1                     Yes

Other Markets
-------------
Eagle Pointe                Indianapolis, IN         Yes         1         Yes         Yes        Two Tanning Beds
Silverado                   Albuquerque, NM          Yes         2         Yes         Yes        BBQ/Picnic Area
Winridge                    Aurora, CO (Denver)      Yes         1                     Yes        BBQ/Picnic Area;
                                                                                                  Dry Sauna

(1) Amenities exist in all units except where otherwise indicated.

(2) Consists of one or more of the following: Fitness center, tennis court(s), water volleyball, racquetball, basketball and/or volleyball courts.


<Page 17>

Item 3.   Legal Proceedings
---------------------------

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

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

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


<Page 18>
                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters
-----------------------------------------------------------------------

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

                                                         Distributions
Quarter Ended                           High      Low      Per Share
-------------                           ----      ---    -------------
March 31, 1996. . . . . . . . . .     $22.125   $20.000      $.465
June 30, 1996 . . . . . . . . . .      21.875    20.250       .465
September 30, 1996. . . . . . . .      21.875    19.750       .465
December 31, 1996 . . . . . . . .      26.000    20.875       .465

March 31, 1995. . . . . . . . . .      20.50     17.875       .455
June 30, 1995 . . . . . . . . . .      19.875    18.00        .455
September 30, 1995. . . . . . . .      19.50     18.125       .455
December 31, 1995 . . . . . . . .      21.00     17.375       .455

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


<Page 19>

of distributions in 1996 represented a return of capital. In addition, approximately $0.07 (or 3.7%) of the $1.86 distributions in 1996 represented a capital gain from the sale of real estate assets.

Item 6.   Selected Financial Data
---------------------------------

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


<Page 20>

                                                             The Company
                                                    -----------------------------
                                                      Year Ended        February 9 to
                                                      December 31,       December 31,
                                                    ---------------     -------------
                                                  1996           1995        1994
                                                  ----           ----        ----
OPERATING DATA
   Revenues
     Rental income . . . . . . . . . . . .      $ 105,602       $ 78,469    $  39,602
     Other property income . . . . . . . .          3,873          3,090        1,493
     Interest income . . . . . . . . . . .          1,433            856          365
     Other income. . . . . . . . . . . . .            263            409          533
                                                ---------       --------    ---------
       Total revenues. . . . . . . . . . .        111,171         82,824       41,993
   Expenses
     Property operating and maintenance. .         37,521         28,748       15,607
     Real estate taxes . . . . . . . . . .         10,039          7,337        3,275
     General and administrative. . . . . .          5,124          3,811        2,507
     Interest expense. . . . . . . . . . .         20,573         17,111        6,288
     Amortization. . . . . . . . . . . . .            916            900          371
     Depreciation. . . . . . . . . . . . .         19,810         15,734        8,589
                                                ---------       --------    ---------
       Total expenses. . . . . . . . . . .         93,983         73,641       36,637
                                                ---------       --------    ---------
   Operating income. . . . . . . . . . . .         17,188          9,183        5,356
   Gain on disposition of real property. .          1,934          1,502          --
                                                ---------       --------    ---------
   Income before extraordinary item. . . .         19,122         10,685        5,356
   Extraordinary loss on debt
    extinguishment . . . . . . . . . . . .         (1,848)        (1,352)         --
                                                ---------       --------    ---------
   Net income. . . . . . . . . . . . . . .         17,274          9,333        5,356
   Preferred distributions . . . . . . . .         (4,092)          (922)         --
                                                ---------       --------    ---------
   Net income available to common
    stockholders . . . . . . . . . . . . .      $  13,182       $  8,411    $   5,356
                                                =========       ========    =========
   Net income available to common
    stockholders per share . . . . . . . .      $     .90       $    .69    $     .62
                                                =========       ========    =========
   Distributions per share of common
    stock. . . . . . . . . . . . . . . . .      $    1.86       $   1.82    $    1.09
                                                =========       ========    =========
   Weighted average number of common stock
    and common stock equivalent shares
    outstanding. . . . . . . . . . . . . .         14,720         12,155        8,689
                                                =========       ========    =========
PROPERTY DATA
  Total properties (at end of period). . .             68             55           40
  Total units (at end of period) . . . . .         21,407         17,205       12,319
  Total units (weighted average) . . . . .         18,430         14,601        9,140
  Weighted average monthly property
   revenue per unit (a). . . . . . . . . .      $     495       $    465    $     420
OTHER DATA
  Funds from operations (b). . . . . . . .      $  36,998       $ 24,917    $  13,945
  Cash flows provided by (used in):
    Operating activities . . . . . . . . .      $  38,281       $ 31,317    $  16,420
    Investing activities . . . . . . . . .      $(158,668)      $(86,926)   $(256,114)
     Financing activities. . . . . . . . .      $ 143,306       $ 58,121    $ 243,982

                                                               The Company
                                                   ----------------------------------
                                                               December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
BALANCE SHEET DATA
  Real estate assets . . . . . . . . . . .       $683,515       $513,341       $329,206
  Accumulated depreciation . . . . . . . .        (41,707)       (23,734)        (8,589)
  Total assets . . . . . . . . . . . . . .        689,714        510,548        334,937
  Mortgage notes payable and credit
    facility . . . . . . . . . . . . . . .        258,908        259,015        165,439
  Stockholders' equity . . . . . . . . . .        411,421        235,127        160,267

---------------
(a) Represents rental income and other property income, divided by weighted average units, divided by the number of months.

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


<Page 20>

                                                    Walden Predecessors
                                              --------------------------------
                                              January 1 to       Year Ended
                                               February 8,      December 31,
                                              ------------      ------------
                                                  1994        1993        1992
                                                  ----        ----        ----
OPERATING DATA
   Revenues
     Rental income . . . . . . . . . . . .      $ 3,047     $27,336     $25,668
     Other property income . . . . . . . .          134       1,286       1,089
     Interest income . . . . . . . . . . .           37         124         182
     Property management fees. . . . . . .          150       1,266       1,167
                                                -------     -------     -------
       Total revenues. . . . . . . . . . .        3,368      30,012      28,106
   Expenses
     Property operating and maintenance. .        1,242      11,398      10,813
     Real estate taxes . . . . . . . . . .          226       2,159       2,121
     General and administrative. . . . . .          217       2,263       2,014
     Interest expense. . . . . . . . . . .        1,075      11,456      11,751
     Amortization and financing costs. . .           20       1,417         418
     Depreciation. . . . . . . . . . . . .          633       6,114       6,198
                                                -------     -------     -------
       Total expenses. . . . . . . . . . .        3,413      34,807      33,315
                                                -------     -------     -------
   Net loss (a). . . . . . . . . . . . . .      $   (45)    $(4,795)    $(5,209)
                                                =======     =======     =======
PROPERTY DATA
   Total properties (at end of period) . .           18          18          18
   Total units (at end of period). . . . .        5,895       5,895       5,895
   Total units (weighted average). . . . .        5,895       5,895       5,895
   Weighted average monthly property
     revenue per unit (b). . . . . . . . .      $   421     $   405     $   378
OTHER DATA
  Funds from operations (c). . . . . . . .      $   588     $ 1,370     $ 1,079
  Cash flows provided by (used in):
     Operating activities. . . . . . . . .      $ 1,858     $ 1,698     $ 2,497
     Investing activities. . . . . . . . .      $   --      $   (23)    $   (11)
     Financing activities. . . . . . . . .      $  (311)    $(1,476)    $(2,320)

                                                          December 31,
                                                        ----------------
                                                        1993        1992
                                                        ----        ----
BALANCE SHEET DATA
  Real estate assets . . . . . . . . . . .            $195,421    $195,421
  Accumulated depreciation and impairment
    allowance. . . . . . . . . . . . . . .             (83,026)    (76,981)
  Total assets . . . . . . . . . . . . . .             121,889     126,495
  Mortgage notes payable . . . . . . . . .             147,322     144,801
  Partners' deficit. . . . . . . . . . . .             (33,610)    (29,256)

---------------
(a) Net loss of Walden Predecessors is before income tax benefits and extraordinary gains.

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


<Page 22>

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
-------------------------------------------------------------

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


<Page 23>

     The Company owned 36 properties with 11,188 apartment units throughout both calendar years 1996 and 1995. The operating performance of these properties is summarized as follows:

                                                              Year Ended
                                                             December 31,
                                                            -------------
                                                            1996     1995   % Change
                                                            ----     ----   --------
Rental and other property revenue (in thousands). . . . . $63,623  $60,684     4.8%
Property operating expenses (in thousands) (1). . . . . .  27,675   27,239     1.6%
                                                          -------  -------
Property operating income (in thousands). . . . . . . . . $35,948  $33,445     7.5%
                                                          =======  =======
Weighted average physical occupancy . . . . . . . . . . .   94.4%    94.7%      N/A
                                                          =======  =======
Average monthly revenue per unit. . . . . . . . . . . . . $   474  $   452     4.8%
                                                          =======  =======
Average annual operating and maintenance
  expenses per unit . . . . . . . . . . . . . . . . . . . $ 2,007  $ 1,975     1.6%
                                                          =======  =======
Average annual real estate taxes per unit . . . . . . . . $   467  $   460     1.5%
                                                          =======  =======
Operating expense ratio . . . . . . . . . . . . . . . . .   43.5%    44.9%    (3.1%)
                                                          =======  =======

(1) Consists of property operating and maintenance and real estate tax expenses.

       The operating performance of properties not owned throughout both calendar years 1996 and 1995 is summarized as follows:

                                                             Year Ended
                                                            December 31,
                                                           -------------
                                                           1996     1995   % Change
                                                           ----     ----   --------
Rental and other property revenue (in thousands). . . .  $45,852  $20,875    119.7%
Property operating expenses (in thousands) (1). . . . .   19,885    8,846    124.8%
                                                         -------  -------
Property operating income (in thousands). . . . . . . .  $25,967  $12,029    115.9%
                                                         =======  =======
Weighted average number of units  . . . . . . . . . . .    7,242    3,413    112.2%
                                                         =======  =======
Weighted average physical occupancy . . . . . . . . . .    94.7%    93.8%       N/A

Average monthly revenue per unit. . . . . . . . . . . .  $   528  $   510      3.5%
                                                         =======  =======
Average annual operating and maintenance
  expenses per unit . . . . . . . . . . . . . . . . . .  $ 2,081  $ 1,948      6.8%
                                                         =======  =======
Average annual real estate taxes per unit . . . . . . .  $   665  $   644      3.3%
                                                         =======  =======
Operating expense ratio . . . . . . . . . . . . . . . .    43.4%    42.4%      2.4%
                                                         =======  =======

(1) Consists of property operating and maintenance and real estate tax expenses.


<Page 24>

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


<Page 25>

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

     The Company owned 17 properties with 5,596 apartment units throughout both calendar years 1995 and 1994. The operating performance of these properties is summarized as follows:

                                                             Year Ended
                                                            December 31,
                                                           --------------
                                                           1995      1994   % Change
                                                           ----      ----   --------
Rental and other property revenue (in thousands). . . .  $30,474   $28,419      7.2%
Property operating expenses (in thousands) (1). . . . .   12,858    12,749      0.9%
                                                         -------   -------
Property operating income (in thousands). . . . . . . .  $17,616   $15,670     12.4%
                                                         =======   =======
Weighted average physical occupancy . . . . . . . . . .    94.7%     94.6%       N/A
                                                         =======   =======
Average monthly revenue per unit. . . . . . . . . . . .  $   454   $   423      7.2%
                                                         =======   =======
Average annual operating and maintenance
  expenses per unit . . . . . . . . . . . . . . . . . .  $ 1,908   $ 1,894      0.7%
                                                         =======   =======
Average annual real estate taxes per unit . . . . . . .  $   390   $   384      1.6%
                                                         =======   =======
Operating expense ratio . . . . . . . . . . . . . . . .    42.2%     44.9%     (6.0%)
                                                         =======   =======

(1) Consists of property operating and maintenance and real estate tax expenses.


<Page 26>

       The operating performance of properties not owned throughout both calendar years 1995 and 1994 is summarized as follows:

                                                                   Year Ended
                                                                  December 31,
                                                                 --------------
                                                                 1995      1994   % Change
                                                                 ----      ----   --------
Rental and other property revenue (in thousands). . . . . . .  $51,085   $15,857    222.2%
Property operating expenses (in thousands) (1). . . . . . . .   23,227     7,601    205.6%
                                                               -------   -------
Property operating income (in thousands). . . . . . . . . . .  $27,858   $ 8,256    237.4%
                                                               =======   =======
Weighted average number of units. . . . . . . . . . . . . . .    9,005     3,198    181.6%
                                                               =======   =======
Weighted average physical occupancy . . . . . . . . . . . . .    94.4%     94.1%       N/A
                                                               =======   =======
Average monthly revenue per unit. . . . . . . . . . . . . . .  $   473   $   413     14.5%
                                                               =======   =======
Average annual operating and maintenance
  expenses per unit . . . . . . . . . . . . . . . . . . . . .  $ 2,007   $ 1,955      2.7%
                                                               =======   =======
Average annual real estate taxes per unit . . . . . . . . . .  $   572   $   422     35.5%
                                                               =======   =======
Operating expense ratio . . . . . . . . . . . . . . . . . . .    45.5%     47.9%     (5.0%)
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


<Page 27>

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


<Page 28>

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


<Page 29>

       During the year ended December 31, 1996, the Company refinanced, repaid or assumed debt as summarized below (in thousands):

                                Outstanding                                                            Outstanding
                               Indebtedness                                                           Indebtedness
                                   as of           Debt           Debt           Debt     Principal       as of
                                 12/31/95        Proceeds        Assumed        Repaid    Repayment     12/31/96
                               ------------      --------        -------        ------    ---------   ------------
Fixed rate indebtedness          $179,460        $ 37,470       $ 10,553 (1)  $ (14,418)    $(5,242)     $207,823
Variable rate indebtedness         73,055             --             --         (21,970)        --         51,085
Credit Facility                     6,500         129,300            --        (135,800)        --            --
                                 --------        --------       --------       --------     -------      --------
  Total                          $259,015        $166,770       $ 10,553      $(172,188)    $(5,242)     $258,908
                                 ========        ========       ========      =========     =======      ========

(1) Represents mortgages assumed by the Company of $14,748 net of a $4,195 mortgage loan assumed by the buyer of one property sold in 1996.

     The following table sets forth certain information regarding the outstanding indebtedness as of December 31, 1996:

                               Weighted Average
                            ---------------------    Outstanding    Percentage
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
                                                       ========       ======

(1)    In thousands.

     The Company has no outstanding indebtedness that matures during the next year. Of the total indebtedness, principal and balloon payments become due as follows (in thousands):

                                                    Balloon
                                      Principal     Payments        Total
                                      ---------     --------        -----
1997 . . . . . . . . . . . . . . .    $  3,334      $    --        $  3,334
1998 . . . . . . . . . . . . . . .       3,593        51,085         54,678
1999 . . . . . . . . . . . . . . .       3,888           --           3,888
2000 . . . . . . . . . . . . . . .       4,148         7,067         11,215
2001 . . . . . . . . . . . . . . .       4,321         6,636         10,957
Thereafter . . . . . . . . . . . .      59,074       115,762        174,836
                                      --------      --------       --------
  Total. . . . . . . . . . . . . .    $ 78,358      $180,550       $258,908
                                      ========      ========       ========


<Page 30>

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


<Page 31>

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

                                                          1996       1995
                                                          ----       ----
Income before extraordinary item. . . . . . . . . .     $19,122    $10,685
Gain on disposition of real property. . . . . . . .      (1,934)    (1,502)
Depreciation of real estate assets. . . . . . . . .      19,810     15,734
                                                        -------    -------
  Funds from Operations . . . . . . . . . . . . . .     $36,998    $24,917
                                                        =======    =======

       As discussed in Note (3) in the accompanying financial statements, effective July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets on a prospective basis. Following is the effect on depreciation, net income and FFO for such change in accounting policy for the year ended December 31, 1996:

Adjustment for change in accounting policy to capitalize
  carpet replacement costs (and effect on funds from
  operations). . . . . . . . . . . . . . . . . . . . . . . . .    $  864

Adjustment for effect of depreciation on capitalized carpet
  replacement costs. . . . . . . . . . . . . . . . . . . . . .       (43)
                                                                  ------
Net effect on net income . . . . . . . . . . . . . . . . . . .    $  821
                                                                  ======

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

New Accounting Standards
------------------------

     None.

Risks Associated with Forward-Looking Statements  Included in this Form 10-K
----------------------------------------------------------------------------

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


<Page 32>

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

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

     Financial statements and supplementary financial information are contained on pages F-1 through F-29 and S-1 through S-3 of this report.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
----------------------------------------------------------

     None.


<Page 33>
                             PART III

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11.    Executive Compensation
----------------------------------

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management
---------------------------------------------------------------

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13.    Certain Relationships and Related Transactions
----------------------------------------------------------

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K
-------------------------------------------------------------------

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


<Page 34>

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


<Page 35>
                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WALDEN RESIDENTIAL PROPERTIES, INC.

                           By:   /s/ Mark S. Dillinger
                                 ---------------------
                                 Mark S. Dillinger
                                 Executive Vice President &
                                 Chief Financial Officer

                           Date: June 23, 1997
                                 ---------------------


<Page F-1>
                  INDEX TO FINANCIAL STATEMENTS

WALDEN RESIDENTIAL PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report . . . . . . . . . . . . . . .F-2
  Consolidated Balance Sheets as of December 31, 1996
     and 1995. . . . . . . . . . . . . . . . . . . . . . . .F-3
  Consolidated Statements of Income for the years ended
     December 31, 1996 and 1995 and the period from
     February 9, 1994 (date of commencement of operations)
     through December 31, 1994 . . . . . . . . . . . . . . .F-4
  Consolidated Statements of Stockholders' Equity for the
     three year period ended December 31, 1996 . . . . . . .F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996 and 1995 and the period from
     February 9, 1994 (date of commencement of operations)
     through December 31, 1994 . . . . . . . . . . . . . . .F-6
  Notes to Consolidated Financial Statements . . . . . . . .F-7

WALDEN PREDECESSORS
COMBINED FINANCIAL STATEMENTS
  Independent Auditors' Report . . . . . . . . . . . . . . . F-25
  Combined Statement of Operations for the period
     January 1, 1994 through February 8, 1994. . . . . . . . F-26
  Combined Statements of Cash Flows for the period
     January 1, 1994 through February 8, 1994. . . . . . . . F-27
  Notes to Combined Financial Statements . . . . . . . . . . F-28



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

/s/ Deloitte & Touche LLP
-------------------------

DELOITTE & TOUCHE LLP

Dallas, Texas
March 3, 1997


<Page F-3>
               WALDEN RESIDENTIAL PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
       (Dollars in thousands, except per share information)

                                                                  December 31,
                                                                ----------------
                                                                1996        1995
                                                                ----        ----
                              ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . . . . . . . .         $ 80,914    $ 60,637
  Buildings and improvements . . . . . . . . . . . .          602,601     452,704
                                                             --------    --------
                                                              683,515     513,341
     Less:  Accumulated depreciation . . . . . . . .          (41,707)    (23,734)
                                                             --------    --------
                                                              641,808     489,607
Receivable from and investment in WDN Management . .              --        1,005
Rent and other receivables . . . . . . . . . . . . .            1,324       1,448
Prepaid and other assets . . . . . . . . . . . . . .            3,146       1,353
Deferred financing costs, net. . . . . . . . . . . .            5,827       4,359
Cash and cash equivalents. . . . . . . . . . . . . .           29,720       6,801
Restricted cash:
  Escrow deposits. . . . . . . . . . . . . . . . . .            5,369       4,105
  Additional collateral on loans . . . . . . . . . .            2,520       1,870
                                                             --------    --------
     Total assets. . . . . . . . . . . . . . . . . .         $689,714    $510,548
                                                             ========    ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . . . . . . . .         $258,908    $252,515
  Credit facility. . . . . . . . . . . . . . . . . .              --        6,500
  Accrued real estate taxes. . . . . . . . . . . . .            7,960       6,522
  Accounts payable . . . . . . . . . . . . . . . . .            5,653       4,815
  Accrued expenses and other liabilities . . . . . .            5,395       4,608
  Preferred distribution payable on convertible
    equity securities. . . . . . . . . . . . . . . .              377         461
                                                             --------    --------
     Total liabilities . . . . . . . . . . . . . . .          278,293     275,421
Commitments and contingencies
Stockholders' equity:
  Convertible equity securities. . . . . . . . . . .           14,886      18,608
  Preferred stock, $.01 par value per share,
    10,000 shares authorized, 5,786 shares issued
    and outstanding as of December 31, 1996 and no
    shares issued as of December 31, 1995 (aggregate
    liquidation value of $144,650) . . . . . . . . .               58         --
  Common stock, $.01 par value per share,
    50,000 shares authorized, 16,880 shares issued
    and outstanding as of December 31, 1996 and
    14,190 shares issued and outstanding as of
    December 31, 1995. . . . . . . . . . . . . . . .              169         142
  Excess stock, $.01 par value per share,
    60,000 shares authorized, no shares issued . . .              --          --
  Additional paid in capital . . . . . . . . . . . .          432,974     238,899
  Officer and director notes for stock purchases . .           (5,263)     (4,971)
  Distributions in excess of net income. . . . . . .          (31,403)    (17,551)
                                                             --------    --------
     Total stockholders' equity. . . . . . . . . . .          411,421     235,127
                                                             --------    --------
       Total liabilities and stockholders' equity. .         $689,714    $510,548
                                                             ========    ========

          See Notes to Consolidated Financial Statements.


<Page F-4>

               WALDEN RESIDENTIAL PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in thousands, except per share information)

                                                                     For the Period
                                            For the Year Ended      February 9, 1994
                                               December 31,         (Commencement of
                                            ------------------     Operations) through
                                            1996          1995      December 31, 1994
                                            ----          ----     -------------------
REVENUES
  Rental income. . . . . . . . . . . . .  $105,602      $ 78,469        $ 39,602
  Other property income. . . . . . . . .     3,873         3,090           1,493
  Interest income. . . . . . . . . . . .     1,433           856             365
  Other income . . . . . . . . . . . . .       263           409             533
                                          --------      --------        --------
     Total revenues. . . . . . . . . . .   111,171        82,824          41,993
EXPENSES
  Property operating and maintenance . .    37,521        28,748          15,607
  Real estate taxes. . . . . . . . . . .    10,039         7,337           3,275
  General and administrative . . . . . .     5,124         3,811           2,507
  Interest . . . . . . . . . . . . . . .    20,573        17,111           6,288
  Amortization . . . . . . . . . . . . .       916           900             371
  Depreciation . . . . . . . . . . . . .    19,810        15,734           8,589
                                          --------      --------        --------
     Total expenses. . . . . . . . . . .    93,983        73,641          36,637
                                          --------      --------        --------
Operating income . . . . . . . . . . . .    17,188         9,183           5,356
  Gain on disposition of real property .     1,934         1,502             --
                                          --------      --------        --------
Income before extraordinary item            19,122        10,685           5,356
  Extraordinary loss on debt
    extinguishment . . . . . . . . . . .    (1,848)       (1,352)            --
                                          --------      --------        --------
Net income . . . . . . . . . . . . . . .    17,274         9,333           5,356
  Preferred distributions. . . . . . . .    (4,092)         (922)            --
Net income available to common
  stockholders . . . . . . . . . . . . .  $ 13,182      $  8,411        $  5,356
                                          ========      ========        ========
Income per share:
  Before extraordinary item, less
    preferred distributions. . . . . . .  $   1.02      $    .80        $    .62
  Extraordinary loss on debt
    extinguishment . . . . . . . . . . .      (.12)         (.11)            --
                                          --------      --------        --------
  Net income available to common
    stockholders . . . . . . . . . . . .  $    .90      $    .69        $    .62
                                          ========      ========        ========
Weighted average number of common stock
  and common stock equivalent shares
  outstanding. . . . . . . . . . . . . .    14,720        12,155           8,689
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

                                           Convertible                                           Additional
                                             Equity     Preferred Stock        Common Stock       Paid In
                                           Securities  Shares   Par Value   Shares   Par Value    Capital
                                           ----------  ------   ---------   ------   ---------   ----------
Balance, January 1, 1994 . . . . . . . . . $   --        --       $ --           1     $ --       $      1
 Public offerings, net of offering costs
   and reduction for carryover basis . . .               --         --       9,886        99       163,727
 Officers' stock purchase. . . . . . . . .                                     183         2         3,818
 Distributions . . . . . . . . . . . . . .
 Net income. . . . . . . . . . . . . . . .
                                           -------     -----      -----     ------     -----      --------
Balance, December 31, 1994 . . . . . . . .     --        --         --      10,070       101       167,546
 Stock and convertible equity securities
   issued to purchase real estate assets .  18,608                             216         2         4,205
 Public offering, net of offering costs. .                                   3,500        35        60,138
 Stock issued under the dividend
   reinvestment plan . . . . . . . . . . .                                     404         4         7,037
 Repurchases of the Company's
   common stock. . . . . . . . . . . . . .
 Officers'/Directors' stock purchase . . .                                                             (27)
 Distributions . . . . . . . . . . . . . .
 Net income. . . . . . . . . . . . . . . .
                                           -------     -----      -----     ------     -----      --------
Balance, December 31, 1995 . . . . . . . .  18,608       --         --      14,190       142       238,899
 Repurchases of the Company's
   common stock. . . . . . . . . . . . . .
 Officers'/Directors' stock purchase . . .                                      19       --            (22)
 Retirement of common stock
   repurchased . . . . . . . . . . . . . .                                    (318)       (3)       (6,075)
 Public offerings, net of offering costs .             5,800         58      2,756        28       196,094
 Conversion of preferred stock to
   common stock. . . . . . . . . . . . . .               (14)       --          16       --
 Stock issued under the dividend
   reinvestment plan . . . . . . . . . . .                                     217         2         4,331
 Repurchase of convertible equity
   securities. . . . . . . . . . . . . . .  (3,722)                                                   (253)
 Distributions . . . . . . . . . . . . . .
 Net income. . . . . . . . . . . . . . . .
                                           -------     -----      -----     ------     -----      --------
Balance, December 31, 1996                 $14,886     5,786      $  58     16,880     $ 169      $432,974
                                           =======     =====      =====     ======     =====      ========

                                                   Officer/Director              Distributions
                                                   Notes for Stock     Stock     in Excess of
                                                      Purchases     Repurchases   Net Income
                                                   ---------------  -----------  -------------
Balance, January 1, 1994 . . . . . . . . .            $   --          $   --        $    --
   Public offerings, net of offering
     costs and reduction for carryover
     basis . . . . . . . . . . . . . . . .
   Officers' stock purchase. . . . . . . .             (3,438)
   Distributions . . . . . . . . . . . . .                                            (9,298)
   Net income. . . . . . . . . . . . . . .                                             5,356
                                                      -------         -------       --------
Balance, December 31, 1994 . . . . . . . .             (3,438)            --          (3,942)
   Stock and convertible equity securities
     issued to purchase real estate
     assets. . . . . . . . . . . . . . . .
   Public offering, net of offering costs.
   Stock issued under the dividend
     reinvestment plan . . . . . . . . . .
   Repurchases of the Company's common
     stock . . . . . . . . . . . . . . . .                             (2,038)
   Officers'/Directors' stock purchase . .             (1,533)          2,038
   Distributions . . . . . . . . . . . . .                                           (22,942)
   Net income. . . . . . . . . . . . . . .                                             9,333
                                                      -------         -------       --------
Balance, December 31, 1995 . . . . . . . .             (4,971)            --         (17,551)
   Repurchases of the Company's common
     stock . . . . . . . . . . . . . . . .                             (6,462)
   Officers'/Directors' stock purchase . .               (292)            387
   Retirement of common stock repurchased.                              6,075
   Public offerings, net of offering
     costs . . . . . . . . . . . . . . . .
   Conversion of preferred stock to
     common stock. . . . . . . . . . . . .
   Stock issued under the dividend
     reinvestment plan . . . . . . . . . .
   Repurchase of convertible equity
     securities. . . . . . . . . . . . . .
   Distributions . . . . . . . . . . . . .                                           (31,126)
   Net income. . . . . . . . . . . . . . .                                            17,274
                                                      -------          -------      --------
Balance, December 31, 1996 . . . . . . . .            $(5,263)         $   --       $(31,403)
                                                      =======          =======      ========

                          See Notes to Consolidated Financial Statements.


<Page F-6>
                     WALDEN RESIDENTIAL PROPERTIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                        For the Period
                                             For the Year Ended        February 9, 1994
                                                December 31,           (Commencement of
                                             ------------------      Operations) through
                                             1996          1995       December 31, 1994
                                             ----          ----      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . .      $ 17,274      $  9,333          $  5,356
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization .        20,726        16,634             8,960
     Gain on disposition of real
       property. . . . . . . . . . .        (1,934)       (1,502)              --
     Extraordinary loss on debt
       extinguishment. . . . . . . .         1,848         1,352               --
     Net effect of changes in
       operating accounts:
       Escrow deposits . . . . . . .        (1,299)         (850)           (3,255)
       Other assets. . . . . . . . .          (784)          203            (3,872)
       Accrued real estate taxes . .         1,438         3,521             3,001
       Accounts payable. . . . . . .           492         1,352             2,936
       Other liabilities . . . . . .           520         1,274             3,294
                                          --------      --------          --------
          Net cash provided by
            operating activities . .        38,281        31,317            16,420
                                          --------      --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate
    assets, net of noncash
    items shown below. . . . . . . . .    (168,219)     (103,631)         (251,513)
  Real estate asset additions. . . . .      (9,455)       (6,451)           (4,601)
  Proceeds from disposition of real
    property, net of noncash items
    shown below. . . . . . . . . . . .      18,667        23,156               --
  Purchase of WDN Management net
    assets, net of noncash item
    shown below. . . . . . . . . . . .         339           --                --
                                          --------      --------          --------
     Net cash used in investing
       activities. . . . . . . . . . .    (158,668)      (86,926)         (256,114)
                                          --------      --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance,
    net of issuance costs. . . . . . .     200,614        67,723           170,768
  Purchase of the Company's
    common stock . . . . . . . . . . .      (6,573)       (1,928)              --
  Purchase of convertible equity
    securities . . . . . . . . . . . .      (3,975)          --                --
  Distributions paid . . . . . . . . .     (31,210)      (22,481)           (9,298)
  Proceeds from mortgage notes payable
    and credit facility. . . . . . . .     166,770       152,471           108,704
  Payment of mortgage notes payable
    and credit facility. . . . . . . .    (172,188)     (130,753)          (22,550)
  Principal reductions of debt . . . .      (5,242)       (1,197)             (504)
  Payment of financing costs . . . . .      (4,143)       (3,751)           (2,317)
  Prepayment penalties on debt
    extinguishment . . . . . . . . . .         (97)         (914)              --
  Additional collateral on loans . . .        (650)       (1,049)             (821)
                                          --------      --------          --------
     Net cash provided by financing
       activities. . . . . . . . . . .     143,306        58,121           243,982
                                          --------      --------          --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . .      22,919         2,512             4,288

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD. . . . . . . . . . . . . .       6,801         4,289                 1
                                          --------      --------          --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD . . . . . . . . . . . . . . .    $ 29,720      $  6,801          $  4,289
                                          ========      ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for interest . . . . . . .    $ 20,706      $ 16,916          $  5,222
                                          ========      ========          ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Items related to purchase of assets:
     Mortgage notes assumed. . . . . .    $ 14,748      $ 73,055          $ 79,789
                                          ========      ========          ========
     Securities issued for purchase
       of assets . . . . . . . . . . .    $    --       $ 22,825          $    137
                                          ========      ========          ========
     Basis adjustment attributable to
       restricted shares . . . . . . .    $    --       $    --           $  6,697
                                          ========      ========          ========
  Accrued real estate asset
    additions. . . . . . . . . . . . .    $    517      $    416          $    --
                                          ========      ========          ========
  Purchase of WDN Management net
    assets . . . . . . . . . . . . . .    $    354      $    --           $    --
                                          ========      ========          ========
  Mortgage note assumed by buyer upon
    disposition of property. . . . . .    $  4,195      $    --           $    --
                                          ========      ========          ========
  Notes receivable for officers' and
    directors' stock purchases . . . .    $    292      $  1,533          $  3,438
                                          ========      ========          ========
  Preferred distribution payable on
    convertible equity securities. . .    $    377      $    461          $    --
                                          ========      ========          ========

               See Notes to Consolidated Financial Statements.


<Page F-7>

(1)  Organization
-----------------

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

(2)  Basis of Presentation and Summary of Significant Accounting Policies
-------------------------------------------------------------------------

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


<Page F-8>

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

(3)  Change in Accounting Policy
--------------------------------

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

     Following is pro forma information as if the revised capitalization policy was in effect as of February 9, 1994 (the date the Company's operations commenced):

                                                         Year Ended
                                                        December 31,       For the Period
                                                     -----------------  February 9, 1994 to
                                                     1996         1995   December 31, 1994
                                                     ----         ----  -------------------
Income before extraordinary item as reported. . .  $19,122      $10,685       $ 5,356
Add:  Adjustment for change in accounting policy
  to capitalize carpet replacement costs. . . . .      264          875           518
                                                   -------      -------       -------
Income before extraordinary item as adjusted. . .  $19,386      $11,560       $ 5,874
                                                   =======      =======       =======
Net income as adjusted. . . . . . . . . . . . . .  $17,538      $10,208       $ 5,874
                                                   =======      =======       =======
Net income available to common stockholders
  as adjusted . . . . . . . . . . . . . . . . . .  $13,446      $ 9,286       $ 5,874
                                                   =======      =======       =======
Income per share:
  Before extraordinary item, less preferred
    distributions as reported . . . . . . . . . .  $  1.02      $   .80       $   .62
  Adjustment for effect of change in accounting
    policy. . . . . . . . . . . . . . . . . . . .      .02          .08           .06
                                                   -------      -------       -------
  Income before extraordinary item, less
    preferred distributions as adjusted . . . . .  $  1.04      $   .88       $   .68
                                                   =======      =======       =======
  Net income available to common stockholders
    as reported . . . . . . . . . . . . . . . . .  $   .90      $   .69       $   .62
  Adjustment for effect of change in accounting
    policy. . . . . . . . . . . . . . . . . . . .      .02          .08           .06
                                                   -------      -------       -------
  Net income available to common stockholders
    as adjusted . . . . . . . . . . . . . . . . .  $   .92      $   .77       $   .68
                                                   =======      =======       =======


<Page F-11>

(4)    Acquisitions and Dispositions
------------------------------------

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


<Page F-12>

Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company.
(In thousands, except per share information.)

                                                        Pro Forma
                                                     -----------------
                                                        Year Ended
                                                        December 31,
                                                     -----------------
                                                     1996         1995
                                                     ----         ----
Revenues . . . . . . . . . . . . . . . . . . .    $129,448     $123,711
Expenses . . . . . . . . . . . . . . . . . . .     105,774      104,181
                                                  --------     --------
Net income . . . . . . . . . . . . . . . . . .      23,674       19,530
Preferred distributions. . . . . . . . . . . .     (15,001)     (15,206)
                                                  --------     --------
Net income available to common stockholders. .    $  8,673     $  4,324
                                                  ========     ========
Net income available to common stockholders
  per share. . . . . . . . . . . . . . . . . .    $    .51     $    .26
                                                  ========     ========
Weighted average shares of common stock
  outstanding. . . . . . . . . . . . . . . . .      16,880       16,681
                                                  ========     ========

(5)    Real Estate Assets
-------------------------

     Changes in real estate assets and related accumulated depreciation for the years ended December 31, 1996 and 1995 are as follows (in thousands):

Real estate assets:
  Balance at January 1, 1995 . . . . . . . . . . . . . . . . .      $329,206
  Purchase of real estate assets . . . . . . . . . . . . . . .       199,511
  Sale of real estate assets . . . . . . . . . . . . . . . . .       (22,243)
  Fixed asset additions. . . . . . . . . . . . . . . . . . . .         6,867
                                                                    --------
     Balance at December 31, 1995. . . . . . . . . . . . . . .       513,341
  Purchase of real estate assets . . . . . . . . . . . . . . .       182,967
  Sale of real estate assets . . . . . . . . . . . . . . . . .       (22,765)
  Fixed asset additions. . . . . . . . . . . . . . . . . . . .         9,972
                                                                    --------
     Balance at December 31, 1996. . . . . . . . . . . . . . .      $683,515
                                                                    ========
Accumulated depreciation:
  Balance at January 1, 1995 . . . . . . . . . . . . . . . . .      $  8,589
  Depreciation expense . . . . . . . . . . . . . . . . . . . .        15,734
  Write off related to real estate assets sold . . . . . . . .          (589)
                                                                    --------
     Balance at December 31, 1995. . . . . . . . . . . . . . .        23,734
  Depreciation expense . . . . . . . . . . . . . . . . . . . .        19,810
  Write off related to real estate assets sold . . . . . . . .        (1,837)
                                                                    --------
     Balance at December 31, 1996. . . . . . . . . . . . . . .      $ 41,707
                                                                    ========

(6)    WDN Management Company
-----------------------------

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

Prepaid and other assets . . . . . . . . . . . . . . . . . . .        $1,022
Accounts receivable. . . . . . . . . . . . . . . . . . . . . .            48
Amortizable assets . . . . . . . . . . . . . . . . . . . . . .             8
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .            58
Accrued expenses and other liabilities . . . . . . . . . . . .          (267)
Note payable to the Company. . . . . . . . . . . . . . . . . .          (923)*
Stockholder's equity . . . . . . . . . . . . . . . . . . . . .          (300)*
                                                                      ------
  Net noncash assets purchased . . . . . . . . . . . . . . . .          (354)
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           354
                                                                      ------
                                                                      $    0
                                                                      ======

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


<Page F-14>

(7)    Mortgage Notes Payable and Credit Facility
-------------------------------------------------

     Mortgage notes payable and the Company's credit facility (the "Credit Facility") consist of the following (in thousands):

                                                 As of December 31, 1996               Principal Balance
                                        ------------------------------------------     as of December 31,
                                        Weighted Average         Weighted Average     --------------------
                                         Interest Rate           Years to Maturity    1996            1995
                                        ----------------         -----------------    ----            ----
Conventional Mortgage Notes:

  Mortgage notes payable
     to the Federal National
     Mortgage Association. . . . . . .        8.73%                   7.1 Years     $ 48,343       $ 47,740

  Mortgage notes payable
     to insurance companies. . . . . .        8.69%                   8.4 Years       86,452         90,352

  Mortgage notes - other . . . . . . .        8.50%                   3.6 Years        3,208          3,239
                                              -----                  ----------     --------       --------
                                              8.70%                   7.8 Years      138,003        141,331

Tax-exempt Mortgage Notes:

  Fixed rate . . . . . . . . . . . . .        6.48%                  22.2 Years       69,820         38,129
  Variable rate. . . . . . . . . . . .        5.78%                   1.5 Years       51,085         73,055
                                              -----                  ----------     --------       --------
                                              5.76%                  12.5 Years      120,905        111,184

Credit Facility. . . . . . . . . . . .          --                    2.1 Years          --           6,500
                                              -----                  ----------     --------       --------
  Total/Weighted Average . . . . . . .        7.53%                  10.4 Years     $258,908       $259,015
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

(8)    Officer and Director Notes for Stock Purchases
-----------------------------------------------------

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

(9)    Stock Option Plan
------------------------

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

                                                     1996       1995       1994
                                                     ----       ----       ----
Options outstanding, beginning of year . .         792,500    521,350        --

     Granted . . . . . . . . . . . . . . .         603,250    286,150    521,350
     Exercised (at $19.25 per share) . . .            (125)    (1,875)       --
     Canceled. . . . . . . . . . . . . . .          (2,875)   (13,125)       --
                                                 ---------    -------    -------
Options outstanding, end of year . . . . .       1,392,750    792,500    521,350
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

(10) Stockholders' Equity
-------------------------

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


<Page F-20>

     Public Offerings
     ----------------

     The Company was capitalized on September 29, 1993, upon the issuance of 1,000 shares of common stock. Following is a summary of the Company's public offerings through December 31, 1996:

                                          Date              Issue
Description                              Issued             Price     Shares       Net Proceeds
-----------                              ------             -----     ------       ------------
                                                                  (In thousands)  (In thousands)
Common Stock:
  IPO. . . . . . . . . . . . .          February 9, 1994   $19.250     8,386 (1)    $143,680 (2)
  Follow-on offerings:
                                        November 7, 1994   $19.250     1,500          26,706
                                        June 23, 1995      $18.375     3,500          60,173
                                        August 27, 1996    $20.625     1,680          32,626 (2)
                                        December 24, 1996  $24.250     1,076 (3)      24,710
                                                                      ------        --------
                                                                      16,142         287,895
                                                                      ------        --------
Preferred Stock/Warrants:
  9.16% Series A Convertible
     Redeemable Preferred
     Stock . . . . . . . . . .          April 26, 1996     $25.000     1,800          43,500
  9.20% Senior Preferred
     Stock and Warrants. . . .          December 27, 1996  $25.000     4,000          95,344
                                                                      ------        --------
                                                                       5,800         138,844
                                                                      ------        --------
Total public offerings . . . .                                        21,942        $426,739
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

(11)   Fair Value Disclosure of Financial Instruments
-----------------------------------------------------

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

(12)   Commitments and Contingencies
------------------------------------

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


<Page F-24>

(13)   Quarterly Financial Data (Unaudited)
-------------------------------------------

     Summarized quarterly financial information for the three year period ended December 31, 1996 is as follows (in thousands, except per share amounts):

                                                      1996 Quarters Ended
                                     --------------------------------------------------------
                                     March 31      June 30      September 30      December 31      Total
                                     --------      -------      ------------      -----------      -----
Revenues . . . . . . . . . . .        $25,275      $25,962         $28,899           $31,035     $111,171
Expenses . . . . . . . . . . .         21,755       22,117          24,136            25,975       93,983
                                      -------      -------         -------           -------     --------
Operating income . . . . . . .          3,520        3,845           4,763             5,060       17,188
Gain on disposition of real
  property . . . . . . . . . .            --         1,272             724               (62)       1,934
Extraordinary loss on debt
  extinguishment . . . . . . .           (488)         (96)           (488)             (776)      (1,848)
Preferred distributions. . . .           (471)        (813)         (1,409)           (1,399)      (4,092)
                                      -------      -------         -------           -------     --------
Net income available to
  common stockholders. . . . .        $ 2,561      $ 4,208         $ 3,590           $ 2,823     $ 13,182
                                      =======      =======         =======           =======     ========
Net income per share:
Before extraordinary item, less
  preferred distributions. . .        $   .21      $   .31         $   .28           $   .23     $   1.02
Extraordinary loss on debt
  extinguishment . . . . . . .           (.03)        (.01)           (.03)             (.05)        (.12)
                                      -------      -------         -------           -------     --------
Net income available to
  common stockholders. . . . .        $   .18      $   .30         $   .25           $   .18     $    .90
                                      =======      =======         =======           =======     ========

                                                      1995 Quarters Ended
                                    --------------------------------------------------------
                                    March 31      June 30      September 30      December 31      Total
                                    --------      -------      ------------      -----------      -----
Revenues . . . . . . . . . . .       $16,729      $17,571         $23,826           $24,698      $82,824
Expenses . . . . . . . . . . .        15,181       15,979          21,035            21,446       73,641
                                     -------      -------         -------           -------      -------
Operating income . . . . . . .         1,548        1,592           2,791             3,252        9,183
Gain on disposition of real
  property . . . . . . . . . .           --         1,110             --                392        1,502
Extraordinary loss on debt
  extinguishment . . . . . . .           --          (465)            --               (887)      (1,352)
Preferred distributions. . . .           --           --             (461)             (461)        (922)
                                     -------      -------         -------           -------      -------
Net income available to
  common stockholders. . . . .       $ 1,548      $ 2,237         $ 2,330           $ 2,296      $ 8,411
                                     =======      =======         =======           =======      =======
Net income per share:
Before extraordinary item, less
  preferred distributions. . .       $   .15      $   .26         $   .17           $   .22      $   .80
Extraordinary loss on debt
  extinguishment . . . . . . .           --          (.04)            --               (.07)        (.11)
                                     -------      -------         -------           -------      -------
Net income available to
  common stockholders. . . . .       $   .15      $   .22         $   .17           $   .15      $   .69
                                     =======      =======         =======           =======      =======


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

/s/ Deloitte & Touche LLP
-------------------------

DELOITTE & TOUCHE LLP

Dallas, Texas
March 3, 1995


<Page F-26>
                      WALDEN PREDECESSORS
                COMBINED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM JANUARY 1, 1994
                    THROUGH FEBRUARY 8, 1994
                         (In thousands)

REVENUES
  Rental income. . . . . . . . . . . . . . . . . . . . . . .       $3,047
  Other property income. . . . . . . . . . . . . . . . . . .          171
  Property management fees (including $68 from affiliates) .          150
                                                                   ------
     Total revenues. . . . . . . . . . . . . . . . . . . . .        3,368
                                                                   ------
EXPENSES
  Property operating and maintenance . . . . . . . . . . . .        1,242
  Real estate taxes. . . . . . . . . . . . . . . . . . . . .          226
  General and administrative . . . . . . . . . . . . . . . .          217
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .        1,075
  Financing costs and amortization . . . . . . . . . . . . .           20
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .          633
                                                                   ------
     Total expenses. . . . . . . . . . . . . . . . . . . . .        3,413
                                                                   ------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (45)
                                                                   ======

           See Notes to Combined Financial Statements.


<Page F-27>
                      WALDEN PREDECESSORS
                COMBINED STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM JANUARY 1, 1994
                    THROUGH FEBRUARY 8, 1994
                         (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .     $  (45)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation and amortization . . . . . . . . . . . . .        653
     Net effect of changes in operating accounts:
       Escrow deposits . . . . . . . . . . . . . . . . . . .        663
       Other assets. . . . . . . . . . . . . . . . . . . . .        (54)
       Real estate taxes payable . . . . . . . . . . . . . .       (777)
       Accounts payable. . . . . . . . . . . . . . . . . . .      1,840
       Accrued and deferred interest . . . . . . . . . . . .       (432)
       Other liabilities . . . . . . . . . . . . . . . . . .         10
                                                                 ------
          Net cash provided by operating activities               1,858

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional collateral on loans . . . . . . . . . . . . . .        (56)
  Capital distributions. . . . . . . . . . . . . . . . . . .        (27)
  Principal reductions on mortgage notes . . . . . . . . . .       (228)
                                                                 ------
     Net cash used in financing activities . . . . . . . . .       (311)
                                                                 ------
NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .      1,547

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . .      1,171
                                                                 ------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . .     $2,718
                                                                 ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . . . .     $1,507
                                                                 ======

           See Notes to Combined Financial Statements.


<Page F-28>
                       WALDEN PREDECESSORS
              NOTES TO COMBINED FINANCIAL STATEMENTS
               FOR THE PERIOD FROM JANUARY 1, 1994
                     THROUGH FEBRUARY 8, 1994
                      (Dollars in thousands)

(1)    Organization and Summary of Significant Accounting Policies
------------------------------------------------------------------

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

(2)    Mortgage Notes Payable
-----------------------------

     The majority of the Walden Predecessors' debt is fixed rate debt with effective interest rates ranging from 0% to 12.5%. The weighted average interest rate on the variable rate debt is 2.4%.
Additional fees on this debt aggregate 0.73%.

(3)    Transactions With Partners and Affiliates
------------------------------------------------

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

(4)    Subsequent Events
------------------------

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


<Page S-0>


                   WALDEN RESIDENTIAL PROPERTIES, INC.
         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        AS OF DECEMBER 31, 1996


<Page S-1a>

                   WALDEN RESIDENTIAL PROPERTIES, INC.
         Schedule III - Real Estate and Accumulated Depreciation
                        As of December 31, 1996
                            (In thousands)

                                                                                                   Costs Capitalized
                                                                                                     Subsequent to
             Description                                   Initial Cost to Company                    Acquisition
----------------------------------------------------------------------------------------------------------------------
                                                                                     Capital
                                                                     Buildings    Improvements             Buildings
Property Name               Location          Encumbrances   Land & Improvements      1996         Land & Improvements
-------------               --------          ------------   ---- --------------  ------------     ---- --------------
Original Properties
-------------------
Burning Tree                Tulsa, OK           $  2,411  $   635    $  3,475      $   173         $  --   $   346
Casa Verde                  Phoenix, AZ            2,023    1,027       3,586           40            --       197
Cinnamon Stick              Tulsa, OK              3,219      962       5,565           63            --       478
Club at Springlake          Haltom City, TX          --       613       2,648           78            --       105
Country View                San Antonio, TX         (A)       719       5,302          107            --       322
Eagle Pointe                Indianapolis, IN        (A)       494       7,993           90             (4)     188
Fountaingate/Willowcreek    Wichita Falls, TX        --       751       6,498           68            --       404
James Pointe                Murray, UT             8,355    1,040      10,937           69            (28)     107
The Lift                    Tulsa, OK              2,779      804       4,164          192            --       346
Post Oak Place              Euless, TX               --     1,570       6,582          136            --       443
Preston Greens              Dallas, TX               --     1,468       6,687          181            --       333
Raintree                    Nashville, TN          5,315      715       6,457          361            --       696
Settler's Cove              Beaumont, TX           3,208      159       5,056          141            --       325
Stillwater                  Murray, UT            12,191    2,019      16,839          397              3      496
Trestles of Austin          Austin, TX              (A)     1,100       9,977           87            --       271
Woodridge                   Fort Worth, TX           --       340       2,586           29            --       213
Woodstone                   Phoenix, AZ           12,859    4,325      14,342          191            --       321
                                                --------  -------    --------      -------         ------  -------
  Subtotal                                        52,360   18,741     118,694        2,403            (29)   5,591
                                                --------  -------    --------      -------         ------  -------

1994 Acquisitions
-----------------
Bel Shores                  Largo, FL              4,714    1,847       6,072          289            --       529
Brookwood Club              Jacksonville, FL       6,938      952       8,647           92            --       813
Carlyle at Waters           Tampa, FL               (B)     1,678      11,154          578            --       837
Cinnamon Park               Arlington, TX           (A)       855       7,723           23            --        94
Copper Cove                 Houston, TX              --       935       6,194          153            --       313
Copperfield                 Oklahoma City, OK      4,206      357       6,473           11            --       135
Fielder's Glen              Arlington, TX           (A)       556       5,031           89            --       246
Foxboro                     Houston, TX             (A)       800       3,882           54            --       352
The Gables                  McKinney, TX            (A)       544       6,885           43            --       205
Greens Crossing             Dallas, TX              (B)     1,368       6,795           96            --       337
Harper's Creek              Austin, TX              (A)       868       8,871          112            --       230
Hunter's Ridge              Oklahoma City, OK      3,596      300       4,927           20            --       167
Newport                     Irving, TX             7,192    1,200       8,878          104            --       217
Rivercrest                  Arlington, TX          5,461    1,650       7,877          113            --       587
Silverado                   Albuquerque, NM         (B)     1,194       8,082           19            --       162
Springfield                 Mesquite, TX            (A)     1,042       6,507          (33)           --       149
Summerfield Place           Oklahoma City, OK       (A)       619       5,586           20            --       139
Towne Center                Dallas, TX             4,695    1,024       5,651          173            --       352
Woodscape                   Oklahoma City, OK       (A)     1,077      13,280           31            --       306
                                                --------  -------    --------      -------         ------  -------
  Subtotal                                        36,802   18,866     138,515        1,987            --     6,170
                                                --------  -------    --------      -------         ------  -------

<Page S-2a>

1995 Acquisitions
-----------------
Braden's Walk               Bedford, TX              --       542       5,075          317            --       317
Hilltop                     N. Richland Hills, TX    --       801       5,314          256            --       162
Laurel Creek                Houston, TX             (A)     2,067      12,011          135            --       499
Pinnacle                    Lewisville, TX           --       672       4,190           20            --       132
Pinto Creek                 Austin, TX              (A)       487       8,403           44            --       274
Reflections of Highpoint    Dallas, TX            12,490    1,984      12,358           54            --       216
Remington at Ponte Vedra    Ponte Vedra, FL       12,000    1,425      13,468          243            --       502
Remington Hill              Fort Worth, TX        13,880    1,846      11,847           88            --       287
Sandpiper                   Jacksonville, FL        (B)     1,102      10,377          615            --       707
Shadow Creek                N. Richland Hills, TX    --       666       5,899          276            --       278
Summer Meadows              Plano, TX             12,460    2,393      14,908           78            --       344
Summer Villas               Dallas, TX               --     2,270      14,140          119            --       251
Summers Crossing            Plano, TX              9,300    1,730      10,774           21            --       345
Summers Landing             Fort Worth, TX           --       819       5,259           11            --       301
Three Palms                 Tampa, FL               (C)     1,735      14,017          138            --       457
Winridge                    Aurora, CO            12,715      790      15,939           53            --       338
                                                --------  -------    --------      -------         ------  -------
  Subtotal                                        72,845   21,329     163,979        2,468            --     5,410
                                                --------  -------    --------      -------         ------  -------
1996 Acquisitions
-----------------
Ashbury Parke               Austin, TX               --     2,007      11,591          243            --       243
Bentley Green               Jacksonville, FL         --     1,430      14,095          355            --       355
Brandywine                  Nashville, TN            --       646       8,479          463            --       463
Costa del Sol               San Antonio, TX          --       871       6,432          124            --       124
Huntington at Hidden Hills  Jacksonville, FL         --       722       6,165          651            --       651
Meadow Glen                 Phoenix, AZ            7,125    1,802      10,754           18            --        18
Nashboro Village            Nashville, TN            --     6,151      42,837           13            --        13
Oak Forest                  Bedford, TX              --       443       4,366           85            --        85
Quayle Walk                 Arlington, TX            --       731       5,687          105            --       105
Remington                   San Antonio, TX          --       427       4,411          142            --       142
Saratoga                    Melbourne, FL            --       676       5,788           96            --        96
Summer Oaks                 San Antonio, TX          --       826       5,624          159            --       159
Terra Vida                  Mesa, AZ               7,530    1,929      13,383          368            --       368
Timber Creek at Treepoint   Arlington, TX            --       537       4,381          114            --       114
Villas of St. Moritz        San Antonio, TX          --       653       5,544          255            --       255
Waterford on the Meadow     Plano, TX                --     2,156      11,423           91            --        91

  Subtotal                                        14,655   22,007     160,960        3,282            --     3,282
                                                --------  -------    --------      -------         ------  -------
Grand Total                                     $176,662  $80,943    $582,148      $10,140         $  (29) $20,453
                                                ========  =======    ========      =======         ======  =======


<Page S-3a>

(A) Property is pledged as collateral under a $58.43 million mortgage note payable to an insurance company.

(B) Property is pledged as collateral under a $23.816 million mortgage note payable to an insurance company.

(C) Property is pledged as additional collateral under the mortgage notes secured by Reflections of Highpoint, Remington at Ponte Vedra, Remington Hill and Winridge.

(D) Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 14 to 30 years for buildings and 5, 10 or 15 years for personal property.

(E) The aggregate cost for Federal income tax purposes at December 31, 1996 is approximately $685.1 million.

<Page S-1b>

                                                        Gross Amount at Which
             Description                            Carried at December 31, 1996
--------------------------------------------------------------------------------------------------------------------------------
                                                           Buildings               Accumulated        Date         Depreciable
Property Name              Location                Land & Improvements     Total   Depreciation      Acquired   Life (Years) (D)
-------------              --------                ---- --------------     -----   ------------      --------   ----------------
Original Properties
-------------------
Burning Tree               Tulsa, OK            $   635     $  3,821    $  4,456     $  (772)          02/94
Casa Verde                 Phoenix, AZ            1,027        3,783       4,810        (586)          02/94
Cinnamon Stick             Tulsa, OK                962        6,043       7,005      (1,231)          02/94
Club at Springlake         Haltom City, TX          613        2,753       3,366        (403)          02/94
Country View               San Antonio, TX          719        5,624       6,343        (930)          02/94
Eagle Pointe               Indianapolis, IN         490        8,181       8,671      (1,036)          02/94
Fountaingate/Willowcreek   Wichita Falls, TX        751        6,902       7,653      (1,041)          02/94
James Pointe               Murray, UT             1,012       11,044      12,056      (1,516)          02/94
The Lift                   Tulsa, OK                804        4,510       5,314        (785)          02/94
Post Oak Place             Euless, TX             1,570        7,025       8,595      (1,053)          02/94
Preston Greens             Dallas, TX             1,468        7,020       8,488      (1,178)          02/94
Raintree                   Nashville, TN            715        7,153       7,868        (993)          02/94
Settler's Cove             Beaumont, TX             159        5,381       5,540        (864)          02/94
Stillwater                 Murray, UT             2,022       17,335      19,357      (2,297)          02/94
Trestles of Austin         Austin, TX             1,100       10,248      11,348      (1,524)          02/94
Woodridge                  Fort Worth, TX           340        2,799       3,139        (431)          02/94
Woodstone                  Phoenix, AZ            4,325       14,663      18,988      (1,921)          02/94
                                                -------     --------    --------   ---------
  Subtotal                                       18,712      124,285     142,997     (18,561)
                                                -------     --------    --------   ---------
1994 Acquisitions
-----------------
Bel Shores                 Largo, FL              1,847        6,601       8,448        (697)          03/94
Brookwood Club             Jacksonville, FL         952        9,460      10,412        (790)          11/94
Carlyle at Waters          Tampa, FL              1,678       11,991      13,669        (862)          12/94
Cinnamon Park              Arlington, TX            855        7,817       8,672        (642)          09/94
Copper Cove                Houston, TX              935        6,507       7,442        (589)          06/94
Copperfield                Oklahoma City, OK        357        6,608       6,965        (601)          06/94
Fielder's Glen             Arlington, TX            556        5,277       5,833        (515)          05/94
Foxboro                    Houston, TX              800        4,234       5,034        (423)          06/94
The Gables                 McKinney, TX             544        7,090       7,634        (680)          05/94
Greens Crossing            Dallas, TX             1,368        7,132       8,500        (539)          12/94
Harper's Creek             Austin, TX               868        9,101       9,969        (797)          06/94
Hunter's Ridge             Oklahoma City, OK        300        5,094       5,394        (472)          06/94
Newport                    Irving, TX             1,200        9,095      10,295        (800)          06/94
Rivercrest                 Arlington, TX          1,650        8,464      10,114        (868)          04/94
Silverado                  Albuquerque, NM        1,194        8,244       9,438        (599)          12/94
Springfield                Mesquite, TX           1,042        6,656       7,698        (598)          06/94
Summerfield Place          Oklahoma City, OK        619        5,725       6,344        (439)          11/94
Towne Center               Dallas, TX             1,024        6,003       7,027        (557)          06/94
Woodscape                  Oklahoma City, OK      1,077       13,586      14,663      (1,216)          06/94
                                                -------     --------    --------    --------
  Subtotal                                       18,866      144,685     163,551     (12,684)
                                                -------     --------    --------    --------

<Page S-2b>

1995 Acquisitions
-----------------
Braden's Walk              Bedford, TX              542        5,392       5,934        (202)          12/95
Hilltop                    N. Richland Hills, TX    801        5,476       6,277        (202)          12/95
Laurel Creek               Houston, TX            2,067       12,510      14,577        (776)          04/95
Pinnacle                   Lewisville, TX           672        4,322       4,994        (230)          06/95
Pinto Creek                Austin, TX               487        8,677       9,164        (605)          01/95
Reflections of Highpoint   Dallas, TX             1,984       12,574      14,558        (662)          06/95
Remington at Ponte Vedra   Ponte Vedra, FL        1,425       13,970      15,395        (736)          06/95
Remington Hill             Fort Worth, TX         1,846       12,134      13,980        (645)          06/95
Sandpiper                  Jacksonville, FL       1,102       11,084      12,186        (499)          10/95
Shadow Creek               N. Richland Hills, TX    666        6,177       6,843        (226)          12/95
Summer Meadows             Plano, TX              2,393       15,252      17,645        (806)          06/95
Summer Villas              Dallas, TX             2,270       14,391      16,661        (750)          06/95
Summers Crossing           Plano, TX              1,730       11,119      12,849        (585)          06/95
Summers Landing            Fort Worth, TX           819        5,560       6,379        (308)          06/95
Three Palms                Tampa, FL              1,735       14,474      16,209        (774)          06/95
Winridge                   Aurora, CO               790       16,277      17,067        (854)          06/95
                                                -------     --------    --------    --------
  Subtotal                                       21,329      169,389     190,718      (8,860)
                                                -------     --------    --------    --------
1996 Acquisitions
-----------------
Ashbury Parke              Austin, TX             2,007       11,834      13,841        (204)          06/96
Bentley Green              Jacksonville, FL       1,430       14,450      15,880        (178)          08/96 & 09/96
Brandywine                 Nashville, TN            646        8,942       9,588        (104)          08/96
Costa del Sol              San Antonio, TX          871        6,556       7,427        (115)          06/96
Huntington at Hidden Hills Jacksonville, FL         722        6,816       7,538         (95)          08/96
Meadow Glen                Phoenix, AZ            1,802       10,772      12,574         (31)          11/96
Nashboro Village           Nashville, TN          6,151       42,850      49,001          (4)          12/96
Oak Forest                 Bedford, TX              443        4,451       4,894         (42)          10/96
Quayle Walk                Arlington, TX            731        5,792       6,523         (58)          09/96
Remington                  San Antonio, TX          427        4,553       4,980         (79)          06/96
Saratoga                   Melbourne, FL            676        5,884       6,560         (67)          09/96
Summer Oaks                San Antonio, TX          826        5,783       6,609        (101)          06/96
Terra Vida                 Mesa, AZ               1,929       13,751      15,680        (269)          06/96
Timber Creek at Treepoint  Arlington, TX            537        4,495       5,032         (46)          09/96
Villas of St. Moritz       San Antonio, TX          653        5,799       6,452        (101)          06/96
Waterford on the Meadow    Plano, TX              2,156       11,514      13,670        (108)          09/96
                                                -------     --------    --------    --------
  Subtotal                                       22,007      164,242     186,249      (1,602)
                                                -------     --------    --------    --------
Grand Total                                     $80,914     $602,601    $683,515    $(41,707)
                                                =======     ========    ========    ========


<Page S-3b>

(A) Property is pledged as collateral under a $58.43 million mortgage note payable to an insurance company.

(B) Property is pledged as collateral under a $23.816 million mortgage note payable to an insurance company.

(C) Property is pledged as additional collateral under the mortgage notes secured by Reflections of Highpoint, Remington at Ponte Vedra, Remington Hill and Winridge.

(D) Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 14 to 30 years for buildings and 5, 10 or 15 years for personal property.

(E) The aggregate cost for Federal income tax purposes at December 31, 1996 is approximately $685.1 million.


<Page E-1>

                              EXHIBIT INDEX

         Exhibit No.       Description
         ----------        -----------

            3.1   Articles of Amendment and Restatement of the
                  Company.   (1)

            3.2   Restated Bylaws of the Company.   (1)

            4.1   Specimen of certificate representing shares of
                  Common Stock.   (2)

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