Form 10-Q
period 1997-06-30
WALDEN RESIDENTIAL PROPERTIES INC
filed 1997-08-12
CIK 913280

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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

                          YES   X       NO
                               ---

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 1997, there were 17,574,137 shares of Common Stock,
$0.01, par value outstanding.


<Page 1>

WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of
                June 30, 1997 (Unaudited) and
                December 31, 1996 . . . . . . . . . . . . . .2

               Condensed Consolidated Statements of Income
                for the Three Months and Six Months Ended
                June 30, 1997 and 1996 (Unaudited). . . . . .3

               Condensed Consolidated Statements of Cash
                Flows for the Six Months Ended June 30, 1997
                and 1996 (Unaudited). . . . . . . . . . . . .4

               Notes to Condensed Consolidated Financial
                Statements (Unaudited) . . . . . . . . . . . .5

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations . . . . . . . . . . . . . . . . . 10

PART 2.   OTHER INFORMATION

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . .17

     Item 2.   Changes in Securities. . . . . . . . . . . . .17

     Item 3.   Defaults Upon Senior Securities. . . . . . . .17

     Item 4.   Submission of Matters to a Vote of
                Security Holders. . . . . . . . . . . . . . .17

     Item 5.   Other Information. . . . . . . . . . . . . . .17

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . .18


<Page 2>

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

               WALDEN RESIDENTIAL PROPERTIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                              June 30, 1997     December 31, 1996
                                              -------------     -----------------
                                               (Unaudited)
ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . . . . .   $ 85,671           $ 80,914
  Buildings. . . . . . . . . . . . . . . . . .    659,287            602,601
                                                 --------           --------
                                                  744,958            683,515
     Less:  Accumulated depreciation . . . . .    (54,033)           (41,707)
                                                 --------           --------
                                                  690,925            641,808
Real estate assets held for sale . . . . . . .      6,577                --
Rent and other receivables . . . . . . . . . .        953              1,324
Prepaid and other assets . . . . . . . . . . .      4,706              3,146
Deferred financing costs, net. . . . . . . . .      5,508              5,827
Cash and cash equivalents. . . . . . . . . . .      5,818             29,720
Restricted cash:
  Escrow deposits. . . . . . . . . . . . . . .      6,120              5,369
  Additional collateral on loans . . . . . . .      2,520              2,520
                                                 --------           --------
     Total assets. . . . . . . . . . . . . . .   $723,127           $689,714
                                                 ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . . . . .   $257,252           $258,908
  Credit facility. . . . . . . . . . . . . . .     29,350                --
  Accrued real estate taxes. . . . . . . . . .      7,025              7,960
  Accounts payable . . . . . . . . . . . . . .      5,822              5,653
  Accrued expenses and other liabilities . . .      5,746              5,395
  Preferred distribution payable on
   convertible equity securities . . . . . . .        391                377
                                                 --------           --------
     Total liabilities . . . . . . . . . . . .    305,586            278,293
Commitments and contingencies
Stockholders' equity:
  Convertible equity securities. . . . . . . .     15,936             14,886
  Preferred stock. . . . . . . . . . . . . . .         58                 58
  Common stock . . . . . . . . . . . . . . . .        177                169
  Additional paid in capital . . . . . . . . .    451,517            432,974
  Notes receivable from Company officers and
   directors . . . . . . . . . . . . . . . . .     (5,263)            (5,263)
  Deferred compensation on Restricted Stock. .     (2,463)               --
  Distributions in excess of net income. . . .    (42,421)           (31,403)
                                                 --------           --------
     Total stockholders' equity. . . . . . . .    417,541            411,421
                                                 --------           --------
       Total liabilities and stockholders'
        equity . . . . . . . . . . . . . . . .   $723,127           $689,714
                                                 ========           ========

           See Notes to Condensed Consolidated Financial Statements.


<Page 3>

              WALDEN RESIDENTIAL PROPERTIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except per share information)
                          (Unaudited)

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    ------------------      ----------------
                                      1997      1996        1997      1996
                                     ------    ------      ------    ------
REVENUES
  Rental income . . . . . . . . .   $33,071   $24,437     $64,587   $48,570
  Other property income . . . . .     1,333       919       2,605     1,746
  Interest income . . . . . . . .       346       508         849       719
  Other income. . . . . . . . . .       --         98         --        202
                                    -------   -------     -------   -------
     Total revenues . . . . . . .    34,750    25,962      68,041    51,237
                                    -------   -------     -------   -------
EXPENSES
  Property operating and
   maintenance. . . . . . . . . .    11,444     8,829      22,013    17,471
  Real estate taxes . . . . . . .     3,412     2,296       6,561     4,649
  General and administrative. . .     1,972     1,261       3,394     2,406
  Interest. . . . . . . . . . . .     5,244     4,765      10,121     9,687
  Amortization. . . . . . . . . .       200       219         411       394
  Depreciation. . . . . . . . . .     6,793     4,747      13,121     9,265
                                    -------   -------     -------   -------
     Total expenses . . . . . . .    29,065    22,117      55,621    43,872
                                    -------   -------     -------   -------
Operating income. . . . . . . . .     5,685     3,845      12,420     7,365
Gain on disposition of real
 property . . . . . . . . . . . .       --      1,272         --      1,272
                                    -------   -------     -------   -------
Income before extraordinary
 item . . . . . . . . . . . . . .     5,685     5,117      12,420     8,637
Extraordinary loss on debt
 extinguishment . . . . . . . . .       --        (96)        --       (584)
                                    -------   -------     -------   -------
Net income. . . . . . . . . . . .     5,685     5,021      12,420     8,053
Preferred distributions . . . . .    (3,702)     (813)     (7,419)   (1,284)
                                    -------   -------     -------   -------
Net income available to common
 stockholders . . . . . . . . . .   $ 1,983   $ 4,208     $ 5,001   $ 6,769
                                    =======   =======     =======   =======
Income per share:
  Before extraordinary item, less
   preferred distributions. . . .   $  0.11   $  0.31     $  0.29   $  0.52
  Extraordinary loss on debt
   extinguishment . . . . . . . .       --      (0.01)        --      (0.04)
                                    -------   -------     -------   -------
  Net income available to common
   stockholders . . . . . . . . .   $  0.11   $  0.30     $  0.29   $  0.48
                                    =======   =======     =======   =======
Distributions per share of
 common stock . . . . . . . . . .   $0.4825   $ 0.465     $ 0.965   $  0.93
                                    =======   =======     =======   =======
Weighted average number of common
 stock and common stock equivalent
 shares outstanding . . . . . . .    17,537    14,151      17,346    14,179
                                    =======   =======     =======   =======

     See Notes to Condensed Consolidated Financial Statements.


<Page 4>

               WALDEN RESIDENTIAL PROPERTIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)
                           (Unaudited)

                                                   Six Months Ended
                                                        June 30,
                                                   ----------------
                                                    1997      1996
                                                   ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . .   $12,420   $ 8,053
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization . . . . . . . .    13,532     9,659
  Gain on disposition of real property. . . . .       --     (1,272)
  Extraordinary loss on debt extinguishment . .       --        584
  Amortization of deferred compensation on
   restricted stock . . . . . . . . . . . . . .       108       --
  Net effect of changes in operating accounts:
     Escrow deposits. . . . . . . . . . . . . .      (751)   (8,911)
     Other assets . . . . . . . . . . . . . . .    (1,301)      356
     Accrued real estate taxes. . . . . . . . .      (935)   (1,139)
     Accounts payable . . . . . . . . . . . . .      (222)     (522)
     Other liabilities. . . . . . . . . . . . .       397       (99)
                                                  -------   -------
       Net cash provided by operating
        activities. . . . . . . . . . . . . . .    23,248     6,709
                                                  -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of real estate assets, net of
   noncash items below . . . . . . . . . . . .    (52,371)  (45,948)
  Real estate asset additions. . . . . . . . .    (14,926)   (2,784)
  Proceeds from disposition of real property .        --      8,300
                                                  -------   -------
       Net cash used in investing activities .    (67,297)  (40,432)
                                                  -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock issuance, net of
   issuance costs. . . . . . . . . . . . . . .     15,968    45,675
  Purchase of the Company's common stock . . .        --     (3,531)
  Distributions paid . . . . . . . . . . . . .    (23,424)  (14,476)
  Proceeds from mortgage notes payable
   and credit facility . . . . . . . . . . . .     35,350    48,470
  Payment of mortgage notes payable and
   credit facility . . . . . . . . . . . . . .     (6,000)  (38,970)
  Payment of financing costs . . . . . . . . .        (91)   (2,631)
  Additional collateral on loans . . . . . . .        --       (650)
  Principal reductions of debt . . . . . . . .     (1,656)   (3,724)
                                                  -------   -------
       Net cash provided by financing
        activities . . . . . . . . . . . . . .     20,147    30,163
                                                  -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . .    (23,902)   (3,560)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD. . . . . . . . . . . . . . . . . . . .     29,720     6,801
                                                  -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . .    $ 5,818   $ 3,241
                                                  =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash paid for interest . . . . . . . . . . .    $ 9,781   $ 9,824
                                                  =======   =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Real estate asset additions. . . . . . . . .    $   345   $   194
                                                  =======   =======
  Notes receivable for officer and
   director stock purchases. . . . . . . . . .    $   --    $   292
                                                  =======   =======
  Deferred compensation on restricted stock. .    $ 2,571   $   --
                                                  =======   =======
  Preferred distribution payable on
   convertible equity securities . . . . . . .    $   391   $   471
                                                  =======   =======
  Items related to purchase of assets:
   Securities issued for purchase of real
   estate assets . . . . . . . . . . . . . . .    $ 1,050   $   --
                                                  =======   =======
     Mortgage notes assumed. . . . . . . . . .    $   --    $ 7,618
                                                  =======   =======

     See Notes to Condensed Consolidated Financial Statements.


<Page 5>

              WALDEN RESIDENTIAL PROPERTIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   INTERIM UNAUDITED FINANCIAL INFORMATION

     Walden Residential Properties, Inc. (the "Company") is a self-administered and self-managed real estate company operated as a real estate investment trust, as defined under the Internal Revenue Code of 1986, as amended. As of June 30, 1997, the Company owned
75 multifamily properties, containing 23,188 apartment units, primarily in the Southwest and Southeast regions of the United States.

     The accompanying unaudited financial statements should be read in conjunction with the Company's Form 8-K dated April 21, 1997 and the consolidated financial statements and notes thereto included in the Form 10-Q for the three months ended March 31, 1997, and the Form 10-K for the year ended December 31, 1996, which were filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted pursuant to rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 30, 1997 and the consolidated results of their operations and cash flows for the six months ended June 30, 1997 and 1996, have been included. The consolidated results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for the full year.

     In the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 129, "Disclosure of Information about Capital Structure", which is effective for year-end 1997. In the second quarter of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are effective for year-end 1998. These statements are either not applicable or are not expected to have a material impact on the Company's financial statements.

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


<Page 6>

     Following is pro forma information for the three and six months ended June 30, 1996 as if the revised capitalization policy were in effect as of January 1, 1996:

                                         Three Months Ended     Six Months Ended
                                           June 30, 1996         June 30, 1996
                                         ------------------     ----------------
Income before extraordinary item
 as reported. . . . . . . . . . . . . . .       $5,117               $8,637
Add:  Adjustment for change in
       accounting policy to capitalize
       carpet replacement costs . . . . .          387                  666
                                                ------               ------
Income before extraordinary item
 as adjusted. . . . . . . . . . . . . . .       $5,504               $9,303
                                                ======               ======
Net income as adjusted. . . . . . . . . .       $5,408               $8,719
                                                ======               ======
Net income available to common
 stockholders as adjusted . . . . . . . .       $4,595               $7,435
                                                ======               ======
Income per share:
  Before extraordinary item, less
   preferred distributions as
   reported . . . . . . . . . . . . . . .       $ 0.31               $ 0.52
  Adjustment for effect of change in
   accounting policy. . . . . . . . . . .         0.02                 0.04
                                                ------               ------
  Income before extraordinary item,
   less preferred distributions as
   adjusted . . . . . . . . . . . . . . .       $ 0.33               $ 0.56
                                                ======               ======
  Net income available to common
   stockholders as reported . . . . . . .       $ 0.30               $ 0.48
  Adjustment for effect of change in
   accounting policy. . . . . . . . . . .         0.02                 0.04
                                                ------               ------
  Net income available to common
   stockholders as adjusted . . . . . . .       $ 0.32               $ 0.52
                                                ======               ======

2.   ACQUISITIONS

     On April 21, 1997, the Company purchased six apartment properties, containing 1,263 units, in Dallas/Fort Worth and Austin, Texas for approximately $39.8 million. The acquisitions were funded by a $18.5 million borrowing under the Company's credit facility and $20.2 million of available cash. In addition, the Company issued $1.1 million of limited partnership interests in an existing subsidiary partnership which are convertible into 44,379 shares of the Company's common stock. Such partnership interests are accounted for as convertible equity securities (see Note 3).

     On June 26, 1997, the Company purchased a 310-unit apartment property located in Dallas/Fort Worth, Texas for $7.9 million. The acquisition was funded by a $7.4 million borrowing under the Company's credit facility and $0.5 million of available cash.

3.   STOCKHOLDERS' EQUITY

     Convertible Equity Securities
     -----------------------------

     The Company has certain limited partnership interests that are exchangeable for an aggregate of 810,128 shares of the Company's common stock at the option of the interest holders. Prior to the


<Page 7>

exchange, the holders of the limited partnership interests will be entitled to receive quarterly distributions equal to the greater of the Company's actual distributions on 810,128 shares of common stock, or $368,608 in the aggregate ($391,000 was accrued as of June 30, 1997). These securities have been treated similar to preferred stock in calculating earnings per share.

     In conjunction with the apartment acquisition in April 1997 (see Note 2), the Company issued $1.1 million of limited partnership interests which are convertible into 44,379 shares of the Company's common stock. Prior to the exchange, the holders of the limited partnership interests will be entitled to receive quarterly distributions on the equivalent of 44,379 shares of common stock if and when declared and paid (no distributions had been declared on such securities as of June 30, 1997). These securities have been treated as common stock equivalents in calculating earnings per share.

     Restricted Stock
     ----------------

     In February 1997, the Company adopted a Long-Term Incentive Plan to attract and retain individuals to serve as directors, officers and employees of the Company. Pursuant to this plan, the Company issued 107,500 restricted shares of common stock ("Restricted Stock") in February 1997 for $.01 per share to its non-employee directors, four executive officers and certain other employees. As of June 30, 1997, 10,000 shares of Restricted Stock were canceled upon the departure of one of the executive officers. The shares issued to the non-employee directors vest ratably over a three-year period; while the shares issued to the executive officers and other employees vest over a ten-year period, with 40% vesting after the fourth anniversary and 10% vesting annually thereafter. Deferred compensation related to the Restricted Stock was computed based upon the market value of the shares at the date of issuance less the amount paid for the shares. This deferred compensation is being amortized over the respective vesting periods. The unamortized amount as of June 30, 1997 was $2,463,000.

4.   NET INCOME PER SHARE OF COMMON STOCK

     Net income per share of common stock has been computed by dividing net income available to common stockholders by the weighted average number of common stock and common stock equivalent
shares, if material, outstanding.   Net income available to common
stockholders is net income less the preferred distributions on the convertible equity securities (see Note 3) and preferred stock. Common stock equivalents include the common stock applicable to certain of the convertible equity securities as described in Note
3 and the weighted average number of assumed equivalent shares outstanding from stock options, if material and dilutive. Fully diluted net income per share of common stock is not materially dilutive and is not presented.

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


<Page 8>

current calculation. Compliance with SFAS No. 128 will require no change to the Company's earnings per share for the periods presented.

5.   PRO FORMA STATEMENTS OF INCOME

     The following unaudited condensed pro forma information for the six months ended June 30, 1997 and 1996 was prepared from the financial statements of the Company by adjusting for the effect of all public offerings and property acquisitions and dispositions in 1997 and 1996, including debt used to finance acquisitions or repaid from proceeds of dispositions, as if all of these transactions had occurred on January 1, 1996. The pro forma results do not include gains on property dispositions or extraordinary losses on early extinguishment of debt. The current capitalization policy is assumed in place for all properties acquired during the periods. The following information is not necessarily indicative of what the performance would have been had the Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company. (In thousands, except per share information.)

                                                           Pro Forma
                                                       ----------------
                                                       Six Months Ended
                                                           June 30,
                                                       ----------------
                                                        1997      1996
                                                       ------    ------
Revenues . . . . . . . . . . . . . . . . . . .        $70,873   $69,380
Expenses . . . . . . . . . . . . . . . . . . .         58,165    58,101
                                                      -------   -------
Net income . . . . . . . . . . . . . . . . . .         12,708    11,279
Preferred distributions. . . . . . . . . . . .         (7,419)   (7,603)
                                                      -------   -------
Net income available to common stockholders. .        $ 5,289   $ 3,676
                                                      =======   =======
Net income available to common stockholders
 per share . . . . . . . . . . . . . . . . . .        $  0.30   $  0.21
                                                      =======   =======
Weighted average shares of common stock
 outstanding . . . . . . . . . . . . . . . . .         17,391    17,141
                                                      =======   =======

6.   COMMITMENTS AND CONTINGENCIES

     As of June 30, 1997, the Company had executed contracts to acquire two apartment properties containing 448 units, of which one property was acquired in July 1997 (see Note 7). In connection with such contracts, the Company deposited $300,000 of earnest money. The remaining property acquisition is subject to the completion of normal due diligence procedures and there is no assurance the Company will purchase such property.

     On May 21, 1997, the Company signed a definitive agreement with Drever Partners, Inc. ("Drever") to provide for a strategic alliance combining the two companies, subject to the approval of Drever investors and the Company's stockholders. Under the agreement, the Drever organization and all 79 Drever apartment properties, containing 18,118 units located in Texas, Arizona, Georgia and California, would be acquired by a partnership indirectly wholly-owned by the Company. The transaction value is approximately $670 million, consisting of $295 million in common and preferred limited partnership units which are convertible into common stock, and preferred stock with detachable warrants, $85 million in cash, and $290 million of assumed debt.


<Page 9>

7.   SUBSEQUENT EVENTS

     In July 1997, the Company announced its intention to repurchase shares of its common stock. During July 1997, the Company repurchased and retired 145,500 shares of its common stock at a cost of $3,470,000.

     On July 30, 1997, the Company purchased a 232-unit apartment property located near Nashville, Tennessee for approximately $9.5 million. The Company assumed a $6.9 million bond financed mortgage, with the remainder of the acquisition funded from a borrowing under the Company's credit facility. In connection with the assumption of the mortgage loan, the Company executed a letter of credit for $7.1 million as additional collateral for the loan.

     On August 7, 1997, the Company declared distributions of $.4825 per share of common stock, $.5725 per share of convertible preferred stock and $.575 per share of senior preferred stock, all of which are payable on September 3, 1997 to stockholders of record on August 18, 1997.


<Page 10>

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the historical condensed consolidated operations of the Company for the three and six months ended June 30, 1997 and 1996, and the condensed consolidated balance sheet data of the Company as of June 30, 1997 and December 31, 1996.

     The changes in revenues and expenses related to property operations during the three and six months ended June 30, 1997 and 1996 are primarily the result of the increased number of units owned due to acquisitions of additional multifamily properties by the Company. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

     The following financial and operating data (see Page 11) is provided as supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited except the balance sheet data as of December 31, 1996.


<Page 11>

            SUPPLEMENTAL FINANCIAL AND OPERATING DATA
        (In thousands, except per share and property data)
                           (Unaudited)

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    ------------------      ----------------
                                      1997      1996         1997      1996
                                     ------    ------       ------    ------
OPERATING DATA
  Revenues
     Rental income . . . . . . .    $33,071   $24,437      $64,587   $48,570
     Other property income . . .      1,333       919        2,605     1,746
     Interest income . . . . . .        346       508          849       719
     Other income. . . . . . . .        --         98          --        202
                                    -------   -------      -------   -------
       Total revenues. . . . . .     34,750    25,962       68,041    51,237
                                    -------   -------      -------   -------
  Expenses
     Property operating and
      maintenance. . . . . . . .     11,444     8,829       22,013    17,471
     Real estate taxes . . . . .      3,412     2,296        6,561     4,649
     General and administrative.      1,972     1,261        3,394     2,406
     Interest. . . . . . . . . .      5,244     4,765       10,121     9,687
     Amortization. . . . . . . .        200       219          411       394
     Depreciation. . . . . . . .      6,793     4,747       13,121     9,265
                                    -------   -------      -------   -------
       Total expenses. . . . . .     29,065    22,117       55,621    43,872
                                    -------   -------      -------   -------
Operating income . . . . . . . .      5,685     3,845       12,420     7,365
Gain on disposition of real
 property. . . . . . . . . . . .        --      1,272          --      1,272
                                    -------   -------      -------   -------
Income before extraordinary
 item. . . . . . . . . . . . . .      5,685     5,117       12,420     8,637
Extraordinary loss on debt
 extinguishment. . . . . . . . .        --        (96)         --       (584)
                                    -------   -------      -------   -------
Net income . . . . . . . . . . .      5,685     5,021       12,420     8,053
Preferred distributions. . . . .     (3,702)     (813)      (7,419)   (1,284)
                                    -------   -------      -------   -------
Net income available to common
 stockholders. . . . . . . . . .    $ 1,983   $ 4,208      $ 5,001   $ 6,769
                                    =======   =======      =======   =======
Distribution per share of
 common stock. . . . . . . . . .    $0.4825   $ 0.465      $ 0.965   $  0.93
                                    =======   =======      =======   =======
Weighted average number of
 common stock and common stock
 equivalent shares outstanding .     17,537    14,151       17,346    14,179
                                    =======   =======      =======   =======
----------------------------------------------------------------------------
PROPERTY DATA
Total properties (at end of
 period) . . . . . . . . . . . .         75        60           75        60
Total units (at end of period) .     23,188    18,495       23,188    18,495
Total units (weighted average) .     22,617    17,084       22,111    17,145
Weighted average monthly
 property revenue per unit . . .    $   507   $   495      $   506   $   489

----------------------------------------------------------------------------

                                                June 30,      December 31,
                                                  1997            1996
                                                --------      ------------
BALANCE SHEET DATA
Real estate assets, at cost, net . . . . . .    $690,925        $641,808
Mortgage notes payable and Credit facility .     286,602         258,908
Stockholders' equity . . . . . . . . . . . .     417,541         411,421


<Page 12>

Comparison of Three Months and Six Months Ended June 30, 1997 to
Three Months and Six Months Ended June 30, 1996
----------------------------------------------------------------

     The weighted average number of units owned for the second quarter of 1997 increased by 5,533 units, or 32.4%, from 17,084 units for the second quarter of 1996 to 22,617 units for the second quarter of 1997 as a result of the acquisition of additional properties. The portfolio had a weighted average occupancy of 94.8% and 94.1% for the second quarter of 1996 and 1997, respectively.

     The weighted average number of units owned for the six months ended June 30, 1997, increased by 4,966 units, or 29.0% from 17,145 units for the first six months of 1996 to 22,111 units for the first six months of 1997 as a result of the acquisition of additional properties. Total units owned at June 30, 1996 and 1997 were 18,495 and 23,188, respectively. The portfolio had a weighted average occupancy of 94.6% and 93.9% for the first six months of 1996 and 1997, respectively.

     The Company owned 52 properties with 16,373 units throughout both periods in 1997 and 1996 ("same store"). A summary of the historical operating performance for "same store" properties is as follows:

                                       Three Months Ended              Six Months Ended
                                            June 30,                       June 30,
                                       ------------------              ----------------
                                         1997      1996   % Change      1997      1996   % Change
                                        ------    ------  --------     ------    ------  --------
Rental and other property revenue
 (in thousands). . . . . . . . . . .   $24,634   $24,248     1.6%     $49,168   $48,088     2.2%
Property operating expenses (in
 thousands) (1). . . . . . . . . . .    10,517    10,844    (3.0%)     20,792    21,332    (2.5%)
                                       -------   -------              -------   -------
Property operating income (in
 thousands). . . . . . . . . . . . .   $14,117   $13,404     5.3%     $28,376   $26,756     6.1%
                                       =======   =======              =======   =======
Weighted average physical occupancy.     94.2%     94.8%                94.0%     94.6%
                                       =======   =======              =======   =======
Average monthly revenue per unit . .   $   502   $   494     1.6%     $   500   $   489     2.2%
                                       =======   =======              =======   =======
Average annualized property
 operating and maintenance expenses
 per unit. . . . . . . . . . . . . .   $ 1,984   $ 2,108    (5.9%)    $ 1,962   $ 2,058    (4.7%)
                                       =======   =======              =======   =======
Average annualized real estate
 taxes per unit. . . . . . . . . . .   $   585   $   541     8.1%     $   578   $   548     5.5%
                                       =======   =======              =======   =======
Operating expense ratio. . . . . . .     42.7%     44.7%     N/A        42.3%     44.4%     N/A

(1) Consists of property operating and maintenance and real estate tax expenses.

     The operating performance of properties not owned throughout both periods in 1997 and 1996 is summarized as follows:

                                       Three Months Ended              Six Months Ended
                                            June 30,                       June 30,
                                       ------------------              ----------------
                                         1997      1996                 1997      1996
                                        ------    ------               ------    ------
Rental and other property revenue
 (in thousands). . . . . . . . . . .   $ 9,770   $ 1,108             $18,024    $ 2,228
Property operating expenses
 (in thousands) (1). . . . . . . . .     4,339       281               7,782        788
                                       -------   -------             -------    -------
Property operating income
 (in thousands). . . . . . . . . . .   $ 5,431       827             $10,242    $ 1,440
                                       =======   =======             =======    =======
Weighted average number of units . .     6,244       711               5,738        772
                                       =======   =======             =======    =======
Weighted average physical occupancy.     93.8%     94.8%               93.6%      94.6%
                                       =======   =======             =======    =======
Average monthly revenue per unit . .   $   522   $   519             $   524    $   481
                                       =======   =======             =======    =======
Average annualized property
 operating and maintenance
 expenses per unit . . . . . . . . .   $ 2,127   $ 1,119             $ 2,075    $ 1,617
                                       =======   =======             =======    =======
Average annualized real estate
 taxes per unit. . . . . . . . . . .   $   652   $   456             $   637    $   422
                                       =======   =======             =======    =======
Operating expense ratio. . . . . . .     44.4%     25.4%               43.2%      35.4%
                                       =======   =======             =======    =======

(1) Consists of property operating and maintenance and real estate tax expenses.


<Page 13>

     Interest income decreased $162,000 for the second quarter of 1997, or 31.9%, from $508,000 for the second quarter of 1996 to $346,000 for the second quarter of 1997. Cash balances during the second quarter of 1996 were greater than the second quarter of 1997 due to $30 million of stock proceeds and $8.2 million of property sale proceeds received in April 1996 which were invested in short-term securities. In addition, the $120 million of stock proceeds received in December 1996 were used to acquire one property in January 1997 and six properties in April 1997, resulting in reduced cash balances during the second quarter of 1997. Interest income increased $130,000 for the first six months of 1997, or 18.1%, from $719,000 for the first six months of 1996 to $849,000 for the first six months of 1997. The increase was primarily due to increased cash balances for the first quarter of 1997 attributable to the $120 million of stock proceeds received in December 1996, not utilized until April 1997.

     The 1996 other income of $98,000 for the second quarter and $202,000 for the first six months was attributable to income from WDN Management Company, which was merged into the Company and dissolved effective December 31, 1996.

     General and administrative expenses increased $711,000 for the second quarter of 1997, or 56.4%, from $1,261,000 for the second quarter of 1996 to $1,972,000 for the second quarter of 1997. This represented a per unit increase of $54, or 18.3%, on an annualized basis. General and administrative expenses increased $988,000 for the first six months of 1997, or 41.1%, from $2,406,000 for the first six months of 1996 to $3,394,000 for the first six months of 1997. This represents a per unit increase of $26, or 9.3%, on an annualized basis. The increases in general and administrative expenses were the result of increases in costs associated with the increased number of employees, as a result of the increased number of units over the 1996 level, as well as increased costs associated with the increased number of stockholders (quarterly mailings to stockholders, transfer services, etc.), and a one-time severance charge relating to an executive of the Company.

     Interest expense increased $479,000 for the second quarter of 1997, or 10.1%, from $4,765,000 for the second quarter of 1996 to $5,244,000 for the second quarter of 1997. Interest expense increased $434,000 for the first six months of 1997, or 4.5%, from $9,687,000 for the first six months of 1996 to $10,121,000 for the first six months of 1997. The increases were primarily due to debt incurred in connection with the acquisition of additional properties and partially due to a slight increase in the weighted average interest rate on debt between periods.

     Depreciation expense increased $2,046,000 for the second quarter of 1997, or 43.1%, from $4,747,000 for the second quarter of 1996 to $6,793,000 for the second quarter of 1997. Depreciation increased $3,856,000 for the first six months of 1997, or 41.6%, from $9,265,000 for the first six months of 1996 to $13,121,000 for the first six months of 1997. The increases were due to depreciation on additional properties acquired.

     The $584,000 extraordinary loss on debt extinguishment recorded in the six months ended June 30, 1996, resulted from the write off of unamortized deferred financing costs due to the refinancing of the Company's credit facility in February 1996 ($488,000) and the refinancing of $22 million of variable rate tax-exempt debt in May 1996 ($96,000).


<Page 14>

     The $1,272,000 gain on disposition of real property recorded in the three months and six months ended June 30, 1996 represented the gain on the sale of a 384-unit apartment property, located in Wichita, Kansas, in April 1996.

Liquidity and Capital Resources
-------------------------------

     The Company's principal demands for liquidity are distributions to its stockholders, property operating and maintenance costs, capital improvements to its properties, acquisitions of properties, interest on indebtedness and debt repayments.

     During the first six months of 1997, the Company had cash flows from operating activities of $23.2 million, and proceeds from stock offerings of $16.0 million, including $12.1 million from its dividend reinvestment plan. These funds, in addition to $29.4 million of net borrowings on the Company's credit facility, were used during the period to acquire seven apartment properties (containing 1,781 units) for $52.4 million, distributions to stockholders of $23.4 million, capital improvements and rehabilitation costs to its properties of $14.9 million, and principal repayments of $1.7 million, resulting in a net decrease in cash of $23.8 million.

     The Company has a $150 million unsecured credit facility (the "Credit Facility"), which expires in February 1999. The Credit Facility has been used to finance property acquisitions, including capital improvements, and will continue to be used to meet short-term liquidity requirements. The availability of funds to the Company under the Credit Facility is subject, however, to certain borrowing base and other customary covenants.

     Net cash provided by operating activities increased $16.5 million for the first six months of 1997 compared to the same period in 1996, primarily due to an increase in property operating income due to the increased number of units owned and a reduction in payments for escrow deposits.

     Net cash used in investing activities increased $26.9 million for the first six months of 1997 compared to the same period in 1996, primarily due to increased capital expenditures on "same store" properties (particularly for the construction of covered carports, the installation of access gates with perimeter fencing, energy efficient exterior lighting and water savers and the reconstruction of balconies and exterior stairwells). Net cash used in investing activities also increased due to acquisition rehabilitation costs of $12.1 million and the purchase of additional real estate assets of $6.5 million over the same period in 1996. Also during the same period in 1996, the Company received $8.3 million in proceeds from the disposition of an apartment property.

     Net cash provided by financing activities decreased by $10.1 million for the first six months of 1997 compared to the same period in 1996, primarily due to a decrease in proceeds from stock issuances of $29.7 million and an increase in distributions of $8.9 million and partially offset by a net borrowings increase of $19.9 million. In addition, during the first six months of 1996, the Company purchased $3.5 million of its Common Stock and paid $2.5 million of principal on a mortgage note to release a guarantee.


<Page 15>

     The Company intends to meet its short-term liquidity requirements, including capital expenditures related to maintenance and improvements of its properties, through cash flow provided by operations and when necessary will utilize unused portions of its Credit Facility to meet working capital needs. Historically, the Company considers its cash provided by operating activities to be adequate to meet both its operating requirements and distribution obligations. The Company has expended $7.8 million and $7.1 million for capital expenditures, including non recurring items, and acquisition rehabilitation costs, respectively during the first six months of 1997. Capital expenditures and rehabilitation on acquisition properties are anticipated to be approximately $11.9 million and $4.2 million, respectively, for the remainder of 1997.

     Long-term liquidity requirements, such as refinancing mortgage indebtedness and property acquisitions, including capital improvements on property acquisitions, is dependent on the Company's ability to obtain long-term borrowings, both secured and unsecured, and to issue debt or equity securities.

     As of June 30, 1997, the Company had outstanding indebtedness in the aggregate principal amount of $286.6 million, consisting of fixed rate debt of $206.2 million and variable rate debt of $80.4 million. In June 1997, the interest rate on the Credit Facility was lowered from LIBOR plus 1.5% to LIBOR plus 1.375% for an effective rate of 7.0625% at June 30, 1997. The weighted average interest rate on the Company's outstanding indebtedness at June 30, 1997 was approximately 7.6%.

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


<Page 16>

     Effective January 1, 1996, the Company adopted the modified definition of FFO as recommended by the National Association of Real Estate Investment Trusts; however, the Company's FFO is not necessarily comparable to similar entitled items reported by other REITs. FFO for the three months and six months ended June 30, 1997 and 1996 (as restated to conform to the new definition of FFO) are as follows (unaudited):

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       ------------------     ----------------
                                         1997      1996        1997      1996
                                        ------    ------      ------    ------
Funds from operations:
  Operating income. . . . . . . . . .  $ 5,685   $ 3,845     $12,420   $ 7,365
  Depreciation of real estate assets.    6,740     4,747      13,009     9,265
  Preferred distributions on senior
   (perpetual) preferred stock. . . .   (2,300)      --       (4,600)      --
                                       -------   -------     -------   -------
     Funds from operations (1). . . .  $10,125   $ 8,592     $20,829   $16,630
                                       =======   =======     =======   =======

Cash flows provided by (used in):
  Operating activities. . . . . . . .  $14,525   $ 1,963     $23,248   $ 6,709
  Investing activities. . . . . . . .  (54,357)  (39,301)    (67,297)  (40,432)
  Financing activities. . . . . . . .   23,157    35,854      20,147    30,163

(1) Represents funds from operations available for distribution to common and convertible preferred stockholders and on convertible equity securities.

Inflation
---------

     The Company leases apartments under lease terms generally ranging from six to 12 months. Management believes that such short-term lease contracts lessen the impact of inflation on the cost of property operations, as well as allow for the adjustment of rental rates to market levels as leases expire.


<Page 17>

PART 2.     OTHER INFORMATION

  Item 1.     Legal Proceedings
  -----------------------------

     None.

  Item 2.     Changes in Securities
  ---------------------------------

     None.

  Item 3.     Defaults Upon Senior Securities
  -------------------------------------------

     None.

  Item 4.     Submission of Matters to a Vote of Security Holders
  ---------------------------------------------------------------

     (a)  The Company's Annual Meeting of Stockholders was held on
          June 5, 1997.

     (b) (1) The Stockholders elected two Directors nominated by the Board of Directors:

                            Affirmative          Negative     Abstentions

       Don R. Daseke         16,137,251            71,062          --
       Linda Walker Bynoe    16,132,602            75,711          --

          (2) The Stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 1997:

                            Affirmative          Negative     Abstentions

                             16,109,790            27,062        71,460

  Item 5.     Other Information
  -----------------------------

     None.


<Page 18>

  Item 6.     Exhibits and Reports on Form 8-K
  --------------------------------------------

     (a)  Exhibits

        2.1   Contribution Agreement by and among
              Walden/Drever Operating Partnership, L.P.,
              Walden Residential Properties, Inc., the
              Shareholders of Drever Partners, Inc., AOF, Inc., and AOFII, Inc.

        2.2   Exchange Agreement among Walden Residential
              Properties, Inc., Walden/Drever Operating
              Partnership, L.P., Drever Partners, Inc.,
              AOF, Inc. and AOFII, Inc.

       10.1   Transfer and Assignment Agreement between
              The Arbors of Austin and Walden Residential
              Operating Partnership, L.P. (Arbors of Austin
              Apartments)

       10.2

       10.3

       10.4

       10.5

       10.6

       10.7

       11.1   Computation of Net Income per Share

       12.1   Computation of Ratio of Earnings to Combined Fixed
              Charges and Preferred Stock Dividends

       27.1   Financial Data Schedule

     (b)  Reports

       None.


<Page 19>

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Walden Residential Properties,
Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WALDEN RESIDENTIAL PROPERTIES, INC.



                              By: /s/ Don R. Daseke
                                  -----------------
                                  Don R. Daseke
                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Walden Residential Properties, Inc. and in the capacities and on the dates indicated.

     Signatures                      Title                    Date
     ----------                      -----                    ----



/s/ Don R. Daseke        Chairman of the Board of Directors,   August 12, 1997
-----------------------  Chief Executive Officer and Director
Don R. Daseke            (Principal Executive Officer)



/s/ Mark S. Dillinger    Executive Vice President, Chief       August 12, 1997
-----------------------  Financial Officer and Director
Mark S. Dillinger        (Principal Financial and Accounting
                         Officer)



/s/ Marshall B. Edwards President, Chief Acquisitions Officer August 12, 1997 ----------------------- and Director
Marshall B. Edwards


<Page E-1>
                          EXHIBIT INDEX

    Exhibit No.           Description
    -----------           -----------

       2.1                Contribution Agreement by and among
                          Walden/Drever Operating Partnership, L.P.,
                          Walden Residential Properties, Inc., the
                          Shareholders of Drever Partners, Inc., AOF, Inc., and AOFII, Inc.

       2.2 Exchange Agreement among Walden Residential Properties, Inc., Walden/Drever Operating Partnership, L.P., Drever Partners, Inc., AOF, Inc. and AOFII, Inc.

      10.1                Transfer and Assignment Agreement between
                          The Arbors of Austin and Walden Residential
                          Operating Partnership, L.P. (Arbors of Austin Apartments)

      10.2                Transfer and Assignment Agreement between
                          Arbors of Bedford Limited and Walden Residential Operating Partnership, L.P. (Arbors of Bedford Apartments)

      10.3 Transfer and Assignment Agreement between Euless II Limited and Walden Residential Operating Partnership, L.P. (Arbors of Euless Apartments)

      10.4                Transfer and Assignment Agreement between
                          The Arbors on Forest Lane Limited and Walden
                          Residential Operating Partnership, L.P. (Arbors on Forest Lane Apartments)

      10.5                Transfer and Assignment Agreement between
                          Arbor Park Limited and Walden Residential
                          Operating Partnership, L.P. (Arbor Park Apartments)

      10.6                Transfer and Assignment Agreement between
                          Arbor Mill Limited and Walden Residential
                          Operating Partnership, L.P. (Arbors of Carrollton Apartments)

      10.7 Real Estate Sales Contract by and between Village/Hillcrest Limited Partnership and Walden Residential Properties, Inc. (Hillcrest Apartments)

      11.1                Computation of Net Income per Share

      12.1                Computation of Ratio of Earnings
                          to Combined Fixed Charges and
                          Preferred Stock Dividends

      27.1                Financial Data Schedule