Form 10-Q
period 1997-09-30
WALDEN RESIDENTIAL PROPERTIES INC
filed 1997-11-14
CIK 913280

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                        --------------------------

                                 FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

             -------------------------------------------------

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

                          YES   X       NO
                               ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 3, 1997, there were 17,915,267 shares of Common Stock,
$0.01, par value outstanding.



WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of
                  September 30, 1997 (Unaudited) and
                  December 31, 1996 . . . . . . . . . . . . . .2

               Condensed Consolidated Statements of Income
                  for the Three Months and Nine Months Ended
                  September 30, 1997 and 1996 (Unaudited) . . .3

               Condensed Consolidated Statements of Cash
                  Flows for the Nine Months Ended
                  September 30, 1997 and 1996 (Unaudited) . . .4

               Notes to Condensed Consolidated Financial
                  Statements (Unaudited). . . . . . . . . . . .5

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations. . . . . . . . . . . . . . . . . .10

PART 2.   OTHER INFORMATION

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . . .17

     Item 2.   Changes in Securities. . . . . . . . . . . . . .17

     Item 3.   Defaults Upon Senior Securities. . . . . . . . .17

     Item 4.   Submission of Matters to a Vote of
                   Security Holders . . . . . . . . . . . . . .17

     Item 5.   Other Information. . . . . . . . . . . . . . . .17

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . .18



PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

               WALDEN RESIDENTIAL PROPERTIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                        September 30, 1997  December 31, 1996
                                        ------------------  -----------------
                                            (Unaudited)
ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . . .    $ 86,171           $ 80,914
  Buildings. . . . . . . . . . . . . . . .     677,043            602,601
                                              --------           --------
                                               763,214            683,515
     Less:  Accumulated depreciation . . .     (61,035)           (41,707)
                                              --------           --------
                                               702,179            641,808
Real estate assets held for sale . . . . .       6,638                --
Rent and other receivables . . . . . . . .       5,281              1,324
Prepaid and other assets . . . . . . . . .       7,778              3,146
Deferred financing costs, net. . . . . . .       5,317              5,827
Cash and cash equivalents. . . . . . . . .       4,760             29,720
Restricted cash:
  Escrow deposits. . . . . . . . . . . . .       6,519              5,369
  Additional collateral on loans . . . . .       2,520              2,520
                                              --------           --------
     Total assets. . . . . . . . . . . . .    $740,992           $689,714
                                              ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . . .    $263,297           $258,908
  Credit facility. . . . . . . . . . . . .      40,000                --
  Accrued real estate taxes. . . . . . . .      10,578              7,960
  Accounts payable . . . . . . . . . . . .       6,214              5,653
  Accrued expenses and other liabilities .       5,892              5,395
  Preferred distribution payable on
   convertible equity securities . . . . .         391                377
                                              --------           --------
     Total liabilities . . . . . . . . . .     326,372            278,293
                                              --------           --------
Commitments and contingencies
Stockholders' equity:
  Convertible equity securities. . . . . .      15,936             14,886
  Preferred stock, $.01 par value per share,
    (liquidation value of $25 per share),
    10,000 shares authorized, 5,716 shares
    issued and outstanding as of
    September 30, 1997 (5,786 in 1996) . .          57                 58
  Common stock, $.01 par value per share,
    50,000 shares authorized, 17,914 shares
    issued and outstanding as of
    September 30, 1997 (16,880 in 1996). .         179                169
  Excess stock, $.01 par value per share,
    60,000 shares authorized, no shares
    issued . . . . . . . . . . . . . . . .         --                 --
  Additional paid in capital . . . . . . .     454,565            432,974
  Notes receivable from Company officers
     and directors . . . . . . . . . . . .      (5,263)            (5,263)
  Deferred compensation on Restricted
     Stock . . . . . . . . . . . . . . . .      (2,391)               --
  Distributions in excess of net income. .     (48,463)           (31,403)
                                              --------           --------
     Total stockholders' equity. . . . . .     414,620            411,421
                                              --------           --------
       Total liabilities and stockholders'
          equity . . . . . . . . . . . . .    $740,992           $689,714
                                              ========           ========

    See Notes to Condensed Consolidated Financial Statements.



              WALDEN RESIDENTIAL PROPERTIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except per share information)
                          (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    ------------------    -----------------
                                      1997      1996        1997      1996
                                      ----      ----        ----      ----
REVENUES
  Rental income. . . . . . . . . .  $34,701   $27,462     $99,288   $76,032
  Other property income. . . . . .    1,374     1,064       3,979     2,810
  Interest income. . . . . . . . .      424       329       1,273     1,048
  Other income . . . . . . . . . .      --         44         --        246
                                    -------   -------     -------   -------
     Total revenues. . . . . . . .   36,499    28,899     104,540    80,136
                                    -------   -------     -------   -------
EXPENSES
  Property operating and
     maintenance . . . . . . . . .   12,174     9,848      34,187    27,319
  Real estate taxes. . . . . . . .    3,516     2,600      10,077     7,249
  General and administrative . . .    1,723     1,296       5,117     3,702
  Interest . . . . . . . . . . . .    5,643     5,123      15,764    14,810
  Amortization . . . . . . . . . .      201       272         612       666
  Depreciation . . . . . . . . . .    7,071     4,997      20,192    14,262
                                    -------   -------     -------   -------
     Total expenses. . . . . . . .   30,328    24,136      85,949    68,008
                                    -------   -------     -------   -------
Operating income . . . . . . . . .    6,171     4,763      18,591    12,128
Gain on disposition of real
   property. . . . . . . . . . . .      --        724         --      1,996
                                    -------   -------     -------   -------
Income before extraordinary item .    6,171     5,487      18,591    14,124
Extraordinary loss on debt
   extinguishment. . . . . . . . .      --       (488)        --     (1,072)
                                    -------   -------     -------   -------
Net income . . . . . . . . . . . .    6,171     4,999      18,591    13,052
Preferred distributions. . . . . .   (3,690)   (1,409)    (11,109)   (2,693)
                                    -------   -------     -------   -------
Net income available to common
   stockholders. . . . . . . . . .  $ 2,481   $ 3,590     $ 7,482   $10,359
                                    =======   =======     =======   =======
Income per share:
  Before extraordinary item, less
     preferred distributions . . .  $  0.14   $  0.28     $  0.43   $  0.80
  Extraordinary loss on debt
     extinguishment. . . . . . . .      --      (0.03)        --      (0.08)
                                    -------   -------     -------   -------
  Net income available to common
     stockholders. . . . . . . . .  $  0.14   $  0.25     $  0.43   $  0.72
                                    =======   =======     =======   =======
Distributions per share of common
   stock . . . . . . . . . . . . .  $0.4825   $ 0.465     $1.4475   $ 1.395
                                    =======   =======     =======   =======
Weighted average number of common
   stock and common stock equivalent
   shares outstanding. . . . . . .   17,786    14,645      17,494    14,335
                                    =======   =======     =======   =======

     See Notes to Condensed Consolidated Financial Statements.



               WALDEN RESIDENTIAL PROPERTIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                       1997       1996
                                                       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . .      $ 18,591   $ 13,052
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization. . . . . . . .        20,804     14,928
  Gain on disposition of real property . . . .           --      (1,996)
  Extraordinary loss on debt extinguishment. .           --       1,072
  Amortization of deferred compensation on
     restricted stock. . . . . . . . . . . . .           180        --
  Amortization of prepaid interest expense . .           --          23
  Net effect of changes in operating accounts:
     Escrow deposits . . . . . . . . . . . . .        (1,150)    (1,455)
     Other assets. . . . . . . . . . . . . . .        (8,774)    (2,353)
     Accrued real estate taxes . . . . . . . .         2,618      2,013
     Accounts payable. . . . . . . . . . . . .          (390)       528
     Other liabilities . . . . . . . . . . . .           541        250
                                                    --------   --------
       Net cash provided by operating
          activities . . . . . . . . . . . . .        32,420     26,062
                                                    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of real estate assets, net of
     noncash items below . . . . . . . . . . .       (55,013)  (108,730)
  Real estate asset additions. . . . . . . . .       (23,182)    (5,281)
  Proceeds from disposition of real property,
     net of noncash item below . . . . . . . .           --      18,696
                                                    --------   --------
       Net cash used in investing activities .       (78,195)   (95,315)
                                                    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock issuance, net of
     issuance costs. . . . . . . . . . . . . .        25,696     79,715
  Purchase of the Company's common stock . . .        (6,666)    (6,573)
  Purchase of convertible equity securities. .           --      (3,975)
  Distributions paid . . . . . . . . . . . . .       (35,637)   (22,484)
  Proceeds from mortgage notes payable and
     credit facility . . . . . . . . . . . . .        53,300     91,270
  Payment of mortgage notes payable and
     credit facility . . . . . . . . . . . . .       (13,300)   (61,970)
  Payment of financing costs . . . . . . . . .           (97)    (3,550)
  Additional collateral on loans . . . . . . .           --        (650)
  Principal reductions of debt . . . . . . . .        (2,481)    (4,461)
                                                    --------   --------
       Net cash provided by financing
          activities . . . . . . . . . . . . .        20,815     67,322
                                                    --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . .       (24,960)    (1,931)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD . . . . . . . . . . . .        29,720      6,801
                                                    --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . .      $  4,760   $  4,870
                                                    ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
  Cash paid for interest . . . . . . . . . . .      $ 15,360   $ 14,786
                                                    ========   ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
  Mortgage note assumed by buyer upon
     disposition of property . . . . . . . . .      $    --    $  4,195
                                                    ========   ========
  Real estate asset additions. . . . . . . . .      $    906   $    --
                                                    ========   ========
  Notes receivable for officer and director
     stock purchases . . . . . . . . . . . . .      $    --    $    292
                                                    ========   ========
  Deferred compensation on restricted stock. .      $  2,571   $    --
                                                    ========   ========
  Preferred distribution payable on
     convertible equity securities . . . . . .      $    391   $    377
                                                    ========   ========
  Items related to purchase of assets:
     Mortgage notes assumed. . . . . . . . . .      $  6,870   $  7,618
                                                    ========   ========
     Stock issued for purchase of assets . . .      $  1,050   $    --
                                                    ========   ========

     See Notes to Condensed Consolidated Financial Statements.



              WALDEN RESIDENTIAL PROPERTIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   INTERIM UNAUDITED FINANCIAL INFORMATION

     Walden Residential Properties, Inc. (the "Company") is a self-administered and self-managed real estate company operated as a real estate investment trust, as defined under the Internal Revenue Code of 1986, as amended. As of September 30, 1997, the Company owned 75 multifamily properties, containing 23,420 apartment units, primarily in the Southwest and Southeast regions of the United States.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Forms 8-K filed August 7, 1997, October 16, 1997 and October 31, 1997; the consolidated financial statements and notes thereto included in the Forms 10-Q for the three and six month periods ended March 31, 1997 and June 30, 1997, respectively; and the Form 10-K, as amended, for the year ended December 31, 1996, which were filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 30, 1997 and the consolidated results of their operations for the three and nine months ended September 30, 1997 and 1996 and their cash flows for the nine months ended September 30, 1997 and 1996, have been included. The consolidated results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results for the full year.

     In the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and No. 129, "Disclosure of Information about Capital Structure", both of which will be effective for the Company's fiscal year ending December 31, 1997. In the second quarter of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are effective for years beginning after December 15, 1997. These statements are either not applicable or are not expected to have a material impact on the Company's financial statements.

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



     Following is pro forma information for the nine months ended September 30, 1996 as if the revised capitalization policy were in effect as of January 1, 1996 (pro forma information for the three months ended September 30, 1996 is not provided as the revised capitalization policy was put into effect on July 1, 1996):

                                                           Nine Months Ended
                                                          September  30, 1996
                                                          -------------------

Income before extraordinary item as reported . . . . . .        $14,124
Add:  Adjustment for change in accounting policy to
         capitalize carpet replacement costs . . . . . .            666
                                                                -------
Income before extraordinary item as adjusted . . . . . .        $14,790
                                                                =======
Net income as adjusted . . . . . . . . . . . . . . . . .        $13,718
                                                                =======
Net income available to common stockholders as adjusted.        $11,025
                                                                =======
Income per share:
  Before extraordinary item, less preferred
     distributions as reported . . . . . . . . . . . . .        $  0.80
  Adjustment for effect of change in accounting policy .           0.05
                                                                -------
  Income before extraordinary item, less preferred
     distributions as adjusted . . . . . . . . . . . . .        $  0.85
                                                                =======
  Net income available to common stockholders as
     reported. . . . . . . . . . . . . . . . . . . . . .        $  0.72
  Adjustment for effect of change in accounting policy .           0.05
                                                                -------
  Net income available to common stockholders as
     adjusted. . . . . . . . . . . . . . . . . . . . . .        $  0.77
                                                                =======

2.   ACQUISITIONS

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

3.   STOCKHOLDERS' EQUITY

     Convertible Equity Securities
     -----------------------------
     The Company has certain limited partnership interests that are exchangeable for an aggregate of 810,128 shares of the Company's common stock at the option of the interest holders. Prior to exchange, the holders of the limited partnership interests will be entitled to receive quarterly distributions equal to the greater of the Company's actual distributions on 810,128 shares of common stock, or $369,000 in the aggregate ($391,000 was accrued as of September 30, 1997). These securities have been treated similarly to preferred stock in calculating earnings per share.

     In conjunction with an apartment acquisition in April 1997, the Company issued $1.1 million of limited partnership interests which are convertible into 44,379 shares of the Company's common stock. Prior to conversion, the holders of the limited partnership interests will be entitled to receive quarterly distributions on the equivalent of 44,379 shares of common stock if and when declared and paid ($17,000 was declared and paid during the three and nine months ended September 30, 1997). These securities have been treated as common stock equivalents in calculating earnings per share.

     Restricted Stock
     ----------------
     In February 1997, the Company adopted a Long-Term Incentive Plan to attract and retain individuals to serve as directors, officers and employees of the Company. Pursuant to this plan, the Company issued 107,500 restricted shares of common stock ("Restricted Stock") in February 1997 for $.01 per share to its non-employee directors, four executive officers and certain other employees. As of September 30, 1997, 10,000 shares of Restricted Stock were canceled upon the departure of one of the executive officers. The shares issued to the non-employee directors vest ratably over a three-year period; while the shares issued to the executive officers and other employees vest over a ten-year period, with 40% vesting after the fourth anniversary and 10% vesting annually thereafter. Deferred compensation related to the Restricted Stock was computed based upon the market value of the shares at the date of issuance less the amount paid for the shares. This deferred compensation is being amortized over the respective vesting periods. The unamortized amount as of September 30, 1997 was $2,391,000.

     Common Stock Repurchases
     ------------------------
     For the nine months ended September 30, 1997, the Company has repurchased and retired 278,500 shares of its common stock at an aggregate cost of $6,666,000.

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

     SFAS No. 128, "Earnings per Share", which is effective for periods ending after December 15, 1997, requires that companies disclose basic earnings per share using only the weighted average number of common shares outstanding during a period. Currently common stock equivalents are included in this computation if they are material. Fully diluted earnings per share will continue to be calculated in a manner similar to the current calculation. Compliance with SFAS No. 128 will require no change to the Company's earnings per share for the periods presented.

5.   PRO FORMA STATEMENTS OF INCOME

     The following unaudited condensed pro forma information for the nine months ended September 30, 1997 and 1996 was prepared from the financial statements of the Company by adjusting for the effect of all public offerings and property acquisitions and dispositions through September 30, 1997, including debt used to finance acquisitions or repaid from proceeds of dispositions, as if all of these transactions had occurred on January 1, 1996. In addition, the affect of the acquisition of Drever Partners, Inc. and affiliates ("Drever") which was consummated on October 1, 1997, (see Note 7) has been included. The current carpet capitalization policy is assumed to be in place for all properties acquired during the periods. The following information is not necessarily indicative of what the performance would have been had the Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company. (In thousands, except per share information.)

                                    Pro Forma                Pro Forma
                               (Excluding Drever)        (Including Drever)
                               ------------------        ------------------
                               Nine Months Ended         Nine Months Ended
                                 September 30,             September 30,
                               ------------------        ------------------
                                1997        1996          1997        1996
                                ----        ----          ----        ----
Revenues . . . . . . . . .   $108,197    $105,603      $194,694    $189,433
Expenses . . . . . . . . .     89,852      88,521       177,417     173,315
                             --------    --------      --------    --------
Net income . . . . . . . .     18,345      17,082        17,277      16,118
Preferred distributions. .    (11,109)    (11,302)      (14,453)    (14,677)
                             --------    --------      --------    --------
Net income available to
   common stockholders . .   $  7,236    $  5,780      $  2,824    $  1,441
                             ========    ========      ========    ========
Net income available to
   common stockholders
   per share . . . . . . .   $   0.41    $   0.34      $   0.10    $   0.05
                             ========    ========      ========    ========
Weighted average shares
   of common stock
   outstanding . . . . . .    17,524      17,097         27,486      27,419
                            ========    ========       ========    ========

6.   COMMITMENTS AND CONTINGENCIES

     As of September 30, 1997, the Company had executed contracts to acquire two apartment properties containing 472 units which were acquired during October and November 1997 (see Note 7). In connection with such contracts, the Company deposited $300,000 of earnest money.

     On November 7, 1997, the Company executed a contract to acquire two apartment properties located in Tampa, Florida, containing 376 units for a total acquisition cost of approximately $15.8 million. In connection therewith, the Company deposited $150,000 of earnest money. The property acquisitions are subject to the completion of normal due diligence procedures and there is no assurance the Company will purchase such properties.

7.   SUBSEQUENT EVENTS

     On October 1, 1997, the Company acquired the assets and business of Drever through an acquisition approved by the Company's stockholders, the limited partners of each of the 18 limited partnerships of Drever and Drever's shareholders in September 1997.
The Drever organization and all 79 Drever apartment properties, containing 18,118 units located in Texas, Arizona, Georgia and California, were acquired by a partnership indirectly wholly-owned by the Company. The transaction value is approximately $685 million, consisting of $303 million in common and preferred limited partnership units which are convertible into common stock and preferred stock with detachable warrants, $95 million in cash, and $287 million of assumed debt.

     On October 1, 1997, the Company obtained a $110 million unsecured bridge loan that was used to pay off several of the mortgages that were assumed in the Drever acquisition. The unsecured bridge loan matures December 15, 1997, can be extended to December 30, 1997, and bears interest at LIBOR plus 1.375% for a total rate of 7.0625% as of October 1, 1997.

     On October 2, 1997, the Company sold a 392-unit apartment property located in Dallas, Texas for approximately $9.1 million, resulting in a gain of approximately $2.1 million and an extraordinary loss on the early extinguishment of the mortgage loan of $0.4 million, which represents prepayment penalties and the write-off of unamortized deferred financing costs.

     On October 3, 1997, the Company purchased a 216-unit apartment property located near Fort Worth, Texas for approximately $6.6 million. The Company financed the acquisition from a borrowing under the Company's credit facility.

     On November 3, 1997, the Company purchased a 256-unit apartment property located in Tampa, Florida for approximately
$10.0 million. The Company financed the acquisition from a borrowing under the Company's credit facility.

     On November 6, 1997, the Company declared distributions of $0.4825 per share of common stock, $0.5725 per share of convertible preferred stock and $0.575 per share of senior preferred stock, all of which are payable on December 3, 1997 to stockholders of record on November 17, 1997.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the Properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in the Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     The Company is currently reviewing its computer systems in order to evaluate necessary modifications for the year 2000. The
Company does not currently anticipate that it will incur material expenditures to complete any such modifications.

     Effective July 1, 1997, the Company began presenting weighted average occupancy percentages for its properties as physical occupancy rather than economic occupancy. This Form 10-Q reflects weighted average physical occupancy percentages which have been computed by dividing the properties' (1) gross potential rental income less vacancy charges by (2) gross potential rental income.

     The following discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the historical condensed consolidated operations of the Company for the three and nine months ended September 30, 1997 and 1996, and the condensed consolidated balance sheet data of the Company as of September 30, 1997 and December 31, 1996.

     The changes in revenues and expenses related to property operations during the three and nine months ended September 30, 1997 and 1996 are primarily the result of the increased number of units owned due to acquisitions of additional multifamily properties by the Company. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

     The following financial and operating data (see Page 11) is provided as supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited with the exception of the balance sheet data as of December 31, 1996.



            SUPPLEMENTAL FINANCIAL AND OPERATING DATA
        (In thousands, except per share and property data)
                           (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    ------------------      -----------------
                                     1997        1996        1997        1996
                                     ----        ----        ----        ----
OPERATING DATA
  Revenues
     Rental income . . . . . . .  $ 34,701    $ 27,462    $ 99,288    $ 76,032
     Other property income . . .     1,374       1,064       3,979       2,810
     Interest income . . . . . .       424         329       1,273       1,048
     Other income. . . . . . . .       --           44         --          246
                                  --------    --------    --------    --------
       Total revenues. . . . . .    36,499      28,899     104,540      80,136
                                  --------    --------    --------    --------
  Expenses
     Property operating and
        maintenance. . . . . . .    12,174       9,848      34,187      27,319
     Real estate taxes . . . . .     3,516       2,600      10,077       7,249
     General and administrative.     1,723       1,296       5,117       3,702
     Interest. . . . . . . . . .     5,643       5,123      15,764      14,810
     Amortization. . . . . . . .       201         272         612         666
     Depreciation. . . . . . . .     7,071       4,997      20,192      14,262
                                  --------    --------    --------    --------
       Total expenses. . . . . .    30,328      24,136      85,949      68,008
                                  --------    --------    --------    --------
Operating income . . . . . . . .     6,171       4,763      18,591      12,128
Gain on disposition of real
   property. . . . . . . . . . .       --          724         --        1,996
                                  --------    --------    --------    --------
Income before extraordinary
   item. . . . . . . . . . . . .     6,171       5,487      18,591      14,124
Extraordinary loss on debt
   extinguishment. . . . . . . .       --         (488)        --       (1,072)
                                  --------    --------    --------    --------
Net income . . . . . . . . . . .     6,171       4,999      18,591      13,052
Preferred distributions. . . . .    (3,690)     (1,409)    (11,109)     (2,693)
                                  --------    --------    --------    --------
Net income available to common
   stockholders. . . . . . . . .  $  2,481    $  3,590    $  7,482    $ 10,359
                                  ========    ========    ========    ========
Distribution per share of
   common stock. . . . . . . . .  $ 0.4825    $  0.465    $ 1.4475    $  1.395
                                  ========    ========    ========    ========
Weighted average number of
   common stock and common
   stock equivalent shares
   outstanding . . . . . . . . .    17,786      14,645      17,494      14,335
                                  ========    ========    ========    ========

------------------------------------------------------------------------------

PROPERTY DATA
Total properties
   (at end of period). . . . . .        75          65          75          65
Total units (at end of period) .    23,420      19,953      23,420      19,953
Total units (weighted average) .    23,344      18,972      22,527      17,758
Weighted average monthly
   property revenue per unit . .  $    515    $    501    $    509    $    493

------------------------------------------------------------------------------

                                                        September 30, December 31,
                                                            1997          1996
                                                        ------------- ------------
BALANCE SHEET DATA
Real estate assets, at cost, net . . . . . . . . . .       $702,179     $641,808
Mortgage notes payable and credit facility . . . . .        303,297      258,908
Stockholders' equity . . . . . . . . . . . . . . . .        414,620      411,421



Comparison of Three Months and Nine Months Ended September 30, 1997 to Three Months and Nine Months Ended September 30, 1996
-------------------------------------------------------------------

     The weighted average number of units owned increased 4,372 units, or 23.0%, from 18,972 units for the third quarter of 1996 to 23,344 units for the third quarter of 1997 as a result of the acquisition of additional properties. The portfolio had a weighted average physical occupancy of 93.6% and 93.2% for the third quarter of 1996 and 1997, respectively.

     The weighted average number of units increased 4,769 units, or 26.9%, from 17,758 units for the nine months ended September 30, 1996 to 22,527 units for the nine months ended September 30, 1997 as a result of the acquisition of additional properties. Total units owned at September 30, 1996 and 1997 were 19,953 and 23,420, respectively. The portfolio had a weighted average physical occupancy of 93.6% and 92.6% for the nine months ended September 30, 1996 and 1997, respectively.

     The Company owned 52 properties with 16,373 units throughout both periods in 1997 and 1996 ("same store"). A summary of the historical operating performance for "same store" properties is as follows:

                                    Three Months Ended               Nine Months Ended
                                       September 30,                    September 30,
                                    ------------------               ------------------
                                     1997        1996  % Change       1997        1996   % Change
                                     ----        ----  --------       ----        ----   --------
Rental and other property
   revenue (in thousands). . . .   $25,019     $24,536    2.0%      $74,187     $72,624     2.2%
Property operating expenses
   (in thousands) (1). . . . . .    10,786      10,750    0.3%       31,578      31,453     0.4%
                                   -------     -------              -------     -------
Property operating income
   (in thousands). . . . . . . .   $14,233     $13,786    3.2%      $42,609     $41,171     3.5%
                                   =======     =======              =======     =======
Weighted average physical
   occupancy . . . . . . . . . .     92.8%       93.8%                92.5%       93.8%
                                   =======     =======              =======     =======
Average monthly revenue per
   unit. . . . . . . . . . . . .   $   509     $   500    2.0%      $   503     $   493     2.2%
                                   =======     =======              =======     =======
Average annualized property
   operating and maintenance
   expenses per unit . . . . . .   $ 2,050     $ 2,075   (1.2%)     $ 1,991     $ 2,012    (1.0%)
                                   =======     =======              =======     =======
Average annualized real estate
   taxes per unit. . . . . . . .   $   585     $   551    6.2%      $   581     $   549     5.8%
                                   =======     =======              =======     =======
Operating expense ratio. . . . .     43.1%       43.8%    N/A         42.6%       43.3%     N/A
                                   =======     =======              =======     =======

(1) Consists of property operating and maintenance and real estate tax expenses.

     The operating performance of properties not owned throughout both periods in 1997 and 1996 is summarized as follows:

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                    ------------------      ------------------
                                     1997        1996        1997        1996
                                     ----        ----        ----        ----
Rental and other property
   revenue (in thousands). . . .   $11,056     $ 3,990     $29,080     $ 6,218
Property operating expenses
   (in thousands) (1). . . . . .     4,904       1,698      12,686       3,115
                                   -------     -------     -------     -------
Property operating income
   (in thousands). . . . . . . .   $ 6,152     $ 2,292     $16,394     $ 3,103
                                   =======     =======     =======     =======
Weighted average number of
   units . . . . . . . . . . . .     6,971       2,599       6,154       1,385
                                   =======     =======     =======     =======
Weighted average physical
   occupancy . . . . . . . . . .     94.1%       92.3%       92.9%       91.2%
                                   =======     =======     =======     =======
Average monthly revenue per
   unit. . . . . . . . . . . . .   $   529     $   512     $   525     $   499
                                   =======     =======     =======     =======
Average annualized property
   operating and maintenance
   expenses per unit . . . . . .   $ 2,171     $ 2,084     $ 2,110     $ 2,511
                                   =======     =======     =======     =======
Average annualized real estate
   taxes per unit. . . . . . . .   $   643     $   529     $   639     $   488
                                   =======     =======     =======     =======
Operating expense ratio. . . . .     44.4%       42.6%       43.6%       50.1%
                                   =======     =======     =======     =======

(1) Consists of property operating and maintenance and real estate tax expenses.



     Interest income increased $95,000, or 28.9%, for the third quarter of 1997 from $329,000 for the third quarter of 1996 to $424,000 for the third quarter of 1997. The increase was primarily due to interest received on a $3.8 million note receivable that was issued in July 1997 and repaid in October 1997. Interest income increased $225,000 for the first nine months of 1997, or 21.5%, from $1,048,000 for the first nine months of 1996 to $1,273,000 for the first nine months of 1997. Combined with the interest from the note receivable in the third quarter of 1997, the remaining increase was primarily due to increased average cash balances during the first quarter of 1997 as compared to the first quarter of 1996.

     Other income of $44,000 for the third quarter of 1996 and $246,000 for the nine months ended September 30, 1996 was attributable to income from WDN Management Company, which was merged into the Company and dissolved effective December 31, 1996.

     General and administrative expenses increased $427,000, or 32.9%, for the third quarter of 1997 from $1,296,000 for the third quarter of 1996 to $1,723,000 for the third quarter of 1997. This represented a per unit increase of $22, or 8.1%, on an annualized basis. General and administrative expenses increased $1,415,000 for the first nine months of 1997, or 38.2%, from $3,702,000 for the first nine months of 1996 to $5,117,000 for the first nine months of 1997. This represents a per unit increase of $25, or 9.0%, on an annualized basis. The increases in general and administrative expenses were the result of adding corporate personnel and higher compensation costs and professional fees, as a result of the increased number of units over the 1996 level, as well as increased costs due to the increased number of stockholders (quarterly mailings to stockholders, transfer services, etc.), and a one-time severance charge relating to the departure of an executive of the Company during the second quarter of 1997.

     Interest expense increased $520,000, or 10.2%, for the third quarter of 1997 from $5,123,000 for the third quarter of 1996 to $5,643,000 for the third quarter of 1997. Interest expense increased $954,000 for the first nine months of 1997, or 6.4%, from $14,810,000 for the first nine months of 1996 to $15,764,000 for the first nine months of 1997. The increases were primarily due to debt incurred in connection with the acquisition of additional properties and partially due to a slight increase in the weighted average interest rate on debt between periods.

     Depreciation expense increased $2,074,000, or 41.5%, for the third quarter of 1997 from $4,997,000 for the third quarter of 1996 to $7,071,000 for the third quarter of 1997. Depreciation increased $5,930,000, or 41.6%, for the first nine months of 1997 from $14,262,000 for the first nine months of 1996 to $20,192,000 for the first nine months of 1997. The increases were due to depreciation on additional properties acquired and cost of renovations to existing properties.

     Extraordinary loss on debt extinguishment of $1,072,000 recorded in the nine months ended September 30, 1996, resulted from the write off of unamortized deferred financing costs due to the refinancing of the Company's credit facility in February 1996 ($488,000), the refinancing of $22 million of variable rate tax-exempt debt in May 1996 ($96,000) and the repayment of the debt on a property sold in September 1996 ($488,000).



     Gain on disposition of real property of $724,000 for the three months ended September 30, 1996 and $1,996,000 for the nine months ended September 30, 1996 resulted from a gain on the sale of a 384-unit apartment property located in Wichita, Kansas, in April 1996; the sale of a 304-unit apartment property, located in Corpus Christi, Texas, in August 1996 and a 144-unit apartment property, located in Stone Mountain, Georgia, in September 1996. These dispositions generated approximately $22.9 million of net proceeds which were used to purchase additional properties.

Liquidity and Capital Resources
-------------------------------

     The Company's principal demands for liquidity are distributions to its stockholders, property operating and maintenance costs, capital improvements to its properties, acquisitions of properties, interest on indebtedness and debt repayments.

     During the first nine months of 1997, cash flows from operating activities were $32.4 million and the Company received proceeds from stock offerings of $25.7 million, including $20.8 million from its dividend reinvestment plan. These funds, in addition to $40.0 million of net borrowings on the Company's credit facility, were used during the period to pay for a portion of the acquisition of eight apartment properties (containing 2,013 units) for $55.0 million, the distributions to stockholders of $35.6 million, the capital improvements to properties of $23.2 million, the purchase of the Company's common stock for $6.7 million, and principal repayments of $2.5 million. As a result, the Company had a net decrease in cash of $25.0 million.

     The Company has a $150 million unsecured credit facility (the "Credit Facility"), which expires in February 1999. The Credit Facility has been used to finance property acquisitions, including capital improvements, and to meet short-term liquidity requirements. The availability of funds to the Company under the Credit Facility is subject, however, to certain borrowing base and other customary covenants.

     Net cash provided by operating activities increased $6.4 million for the first nine months of 1997 compared to the same period in 1996, primarily due to an increase in property operating income due to the increased number of units owned and partially offset by an increase in rent receivables, prepaids and other assets.

     Net cash used in investing activities decreased $17.1 million for the first nine months of 1997 compared to the same period in 1996, primarily due to a $53.7 million reduction in the acquisition of real estate assets over the same period in 1996. There were 2,013 units purchased during the first nine months of 1997 compared to 3,580 units during the comparable period of 1996. The decrease in cash used was partially offset by an increase in capital improvements of $17.9 million during the first nine months of 1997 compared to the same period in 1996. The capital improvement increase during the first nine months of 1997 consisted of non-recurring capital expenditures on "same store" properties
(i.e., construction of covered carports, installation of access gates with perimeter fencing, energy efficient exterior lighting and water savers and the reconstruction of balconies and exterior stairwells) as well as rehabilitation costs on acquisition properties. Also, during the nine month period in 1996, the Company received
$18.7 million in proceeds from the disposition of an apartment property.



     Net cash provided by financing activities decreased by $46.5 million for the first nine months of 1997 compared to the same period in 1996, primarily due to a decrease in proceeds from stock issuances of $54.0 million and an increase in distributions of $13.1 million. This decrease was partially offset by an increase in net borrowings of $10.7 million, the purchase of $4.0 million of the Company's convertible equity securities, and the payment of $3.5 million in financing costs during the first nine months of 1996. Also during the first nine months of 1996, debt reductions were $2.0 million more than during the comparable period in 1997.

     The Company intends to meet its short-term liquidity requirements, including capital expenditures related to maintenance and improvements of its properties, through cash flow provided by operations and when necessary will utilize unused portions of its Credit Facility to meet working capital needs. Historically, the Company considers its cash provided by operating activities to be adequate to meet both its operating requirements and distribution obligations. The Company has expended $12.0 million and $11.2 million for capital expenditures, including non-recurring items, and acquisition rehabilitation costs, respectively during the first nine months of 1997. Capital expenditures and acquisition rehabilitation costs are anticipated to be approximately $7.7 million and $5.9 million, respectively, for the remainder of 1997.

     Long-term liquidity requirements, such as refinancing mortgage indebtedness and property acquisitions, including capital improvements on property acquisitions, is dependent on the Company's ability to obtain long-term borrowings, both secured and unsecured, and to issue debt or equity securities.

     As of September 30, 1997, the Company had outstanding indebtedness in the aggregate principal amount of $303.3 million, consisting of fixed rate debt of $212.2 million and variable rate debt of $91.1 million. The weighted average interest rate on the Company's outstanding indebtedness at September 30, 1997 was approximately 7.6%.

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



     Effective January 1, 1996, the Company adopted the modified definition of FFO as recommended by the National Association of Real Estate Investment Trusts; however, the Company's FFO is not necessarily comparable to similar entitled items reported by other REITs. FFO for the three months and nine months ended September 30, 1997 and 1996 (as restated to conform to the new definition of FFO) are as follows (unaudited):

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  ------------------       ------------------
                                   1997        1996         1997        1996
                                   ----        ----         ----        ----
Funds from operations:
  Operating income . . . . . . . $ 6,171     $ 4,763      $18,591     $12,128
  Depreciation of real estate
     assets. . . . . . . . . . .   7,002       4,997       20,011      14,262
  Preferred distributions on
     senior (perpetual)
     preferred stock . . . . . .  (2,300)        --        (6,900)        --
                                 -------     -------      -------     -------
     Funds from operations (1) . $10,873     $ 9,760      $31,702     $26,390
                                 =======     =======      =======     =======
Net cash flows provided by
   (used in):
  Operating activities . . . . . $ 9,172     $19,353      $32,420     $26,062
  Investing activities . . . . . (10,898)    (54,883)     (78,195)    (95,315)
  Financing activities . . . . .     668      37,159       20,815      67,322

(1) Represents funds from operations available for distribution to common and convertible preferred stockholders and on convertible equity securities.

Inflation
---------

     The Company leases apartments under lease terms generally ranging from six to twelve months. Management believes that such short-term lease contracts lessen the impact of inflation on the cost of property operations, as well as allow for the adjustment of rental rates to market levels as leases expire.

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

     None.

  Item 3.     Defaults Upon Senior Securities
  -------------------------------------------

     None.

  Item 4.     Submission of Matters to a Vote of Security Holders
  ---------------------------------------------------------------

     (a) A special Meeting of Stockholders of the Company was held on September 29, 1997.

     (b) (1) The Stockholders approved the issuance of up to 12,544,802 shares of Common Stock to acquire the assets and business of Drever Partners, Inc. and affiliates and 79 apartment communities containing 18,118 units.

               Affirmative          Negative     Abstentions
               -----------          --------     -----------
                11,573,263           290,804        194,985

          (2) The Stockholders approved the amendment to the Company's Amended and Restated 1994 Stock Option Plan to provide that the aggregate number of shares of common stock reserved for issuance at any time thereunder shall be equal to 10% of the number of shares of Common Stock including the number of shares of Common Stock into which any outstanding debt or equity securities are exchangeable or convertible.

               Affirmative          Negative     Abstentions
               -----------          --------     -----------
                 8,780,659         3,038,449        239,944

  Item 5.     Other Information
  -----------------------------

     None.


  Item 6.     Exhibits and Reports on Form 8-K
  --------------------------------------------

     (a)  Exhibits

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

                              WALDEN RESIDENTIAL PROPERTIES, INC.



                              By:  /s/ Marshall B. Edwards
                                   -----------------------
                                   Marshall B. Edwards
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Walden Residential Properties, Inc. and in the capacities and on the dates indicated.

Signatures                 Title                                 Date
----------                 -----                                 ----
/s/ Michael E. Masterson   Chairman of the Board of Directors,   November 7, 1997
------------------------   and Director
Michael E. Masterson


/s/ Marshall B. Edwards    Chief Executive Officer, President,   November 7, 1997
------------------------   Chief Acquisitions Officer and Director
Marshall B. Edwards        (Principal Executive Officer)


/s/ Mark S. Dillinger      Executive Vice President, Chief       November 7, 1997
------------------------   Financial Officer and Director
Mark S. Dillinger          (Principal Financial and Accounting
                           Officer)


<Page E-1>

                          EXHIBIT INDEX

    Exhibit No.           Description

      10.1                Purchase and Sale Agreement by and
                          between Windsor Park Apartments, Inc.
                          and Walden Residential Properties, Inc.
                          dated July 15, 1997.
                          (Windsor Park Apartments)

      10.2                Real Estate Sales Contract by and
                          between 1990 Clover Hill Limited Partnership and Walden Residential Properties, Inc.
                          dated May 12, 1997.
                          (Clover Hill Apartments)

      11.1                Computation of Net Income per Share

      12.1                Computation of Ratio of Earnings to
                          Combined Fixed Charges and Preferred
                          Stock Dividends

      27.1                Financial Data Schedule


