Form 10-Q/A
period 1997-03-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1998-02-18
CIK 913280

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ------------------------------

                               Amendment No. 2
                                      to
                                  FORM 10-Q

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X           NO
                                     ------           ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 5, 1997, there were 17,401,486 shares of Common Stock, $0.01, par value outstanding.

================================================================================

EXPLANATORY NOTE

     Walden Residential Properties, Inc. (the "Company"), a Maryland Corporation, hereby amends its Quarterly Report on Form 10-Q, as amended, for the fiscal period ended March 31, 1997, by revising its financial statements for the fiscal year ended December 31, 1996 and the three month periods ended March 31, 1997 and 1996, by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interest and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interest which is deducted in arriving at net income. The Company believes these changes are necessary to conform the Company's financial statements to generally accepted accounting principles. These changes will have no impact on the financial condition, business or assets of the Company and do not change the Company's net income available to common stockholders, net income per share or funds from operations.

WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.   FINANCIAL INFORMATION

   Item  1.   Financial Statements

              Condensed Consolidated Balance Sheets  as  of  March  31, 1997
                 (Unaudited) and December 31, 1996 (As Restated) ............................2

              Condensed Consolidated Statements of Income for the
                  Three Months Ended March 31, 1997 and 1996 (Unaudited) (As Restated) ......3

              Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1997 and 1996 (Unaudited) (As Restated) ......4

              Notes to Condensed Consolidated Financial Statements (Unaudited)
                  (As Restated) .............................................................5

   Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ...............................................10

PART 2.   OTHER INFORMATION

   Item  1.   Legal Proceedings.............................................................16

   Item  2.   Changes in Securities.........................................................16

   Item  3.   Defaults Upon Senior Securities...............................................16

   Item  4.   Submission of Matters to a Vote of Security Holders...........................16

   Item  5.   Other Information.............................................................16

   Item  6.   Exhibits and Reports on Form 8-K..............................................16

PART 1. FINANCIAL INFORMATION

     Item 1.   Financial Statements

                      WALDEN RESIDENTIAL PROPERTIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED)
                                 (In thousands)

                                                                March 31, 1997   December 31, 1996
                                                                --------------   -----------------
ASSETS                                                           (Unaudited)
Real estate assets, at cost
  Land .....................................................       $  81,647        $  80,914
  Buildings ................................................         615,995          602,601
                                                                   ---------        ---------
                                                                     697,642          683,515
   Less: Accumulated depreciation ..........................         (47,977)         (41,707)
                                                                   ---------        ---------
                                                                     649,665          641,808
Rent and other receivables .................................           1,011            1,324
Prepaid and other assets ...................................           3,407            3,146
Deferred financing costs, net ..............................           5,621            5,827
Cash and cash equivalents ..................................          22,493           29,720
Restricted cash:
  Escrow deposits ..........................................           5,376            5,369
  Additional collateral on loans ...........................           2,520            2,520
                                                                   ---------        ---------
   Total assets ............................................       $ 690,093        $ 689,714
                                                                   =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable ...................................       $ 258,085        $ 258,908
  Credit facility ..........................................              --               --
  Accrued real estate taxes ................................           3,762            7,960
  Accounts  payable ........................................           6,836            5,653
  Accrued expenses and other liabilities ...................           5,025            5,395
  Preferred distribution payable on convertible equity
  securities ...............................................             391              377
                                                                   ---------        ---------
   Total liabilities .......................................         274,099          278,293
Commitments and contingencies
Minority interest ..........................................          14,886           14,886
Stockholders'  equity:
  Preferred stock ..........................................              58               58
  Common  stock ............................................             174              169
  Additional paid in capital ...............................         444,947          432,974
  Notes receivable from Company officers and
   directors ...............................................          (5,263)          (5,263)
  Deferred compensation on Restricted Stock ................          (2,800)              --
  Distributions in excess of net income ....................         (36,008)         (31,403)
                                                                   ---------        ---------
   Total stockholders' equity ..............................         401,108          396,535
                                                                   ---------        ---------
    Total liabilities and stockholders' equity .............       $ 690,093        $ 689,714
                                                                   =========        =========

                      See Notes to Condensed Consolidated
                             Financial Statements.

                       WALDEN RESIDENTIAL PROPERTIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (AS RESTATED)
                  (In thousands, except per share information)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March  31,
                                                                    -------------------------
                                                                       1997           1996
                                                                    ---------       ---------
REVENUES
  Rental income .............................................       $  31,516       $  24,133
  Other property income .....................................           1,272             827
  Interest income ...........................................             503             211
  Other income ..............................................              --             104
                                                                    ---------       ---------
   Total  revenues ..........................................          33,291          25,275

EXPENSES
  Property operating and maintenance ........................          10,569           8,642
  Real estate taxes .........................................           3,149           2,353
  General and administrative ................................           1,422           1,145
  Interest ..................................................           4,877           4,922
  Amortization ..............................................             211             175
  Depreciation ..............................................           6,328           4,518
                                                                    ---------       ---------
   Total  expenses ..........................................          26,556          21,755
                                                                    ---------       ---------
Income before extraordinary item and income allocated to
  minority interest .........................................           6,735           3,520
Extraordinary loss on debt extinguishment ...................              --            (488)
                                                                    ---------       ---------
Income before income allocated to minority interest..........           6,735           3,032
Income allocated to minority interest .......................            (405)           (471)
                                                                    ---------       ---------
Net income ..................................................           6,330           2,561
Preferred distributions .....................................          (3,312)             --
                                                                    ---------       ---------

Net income available to common stockholders .................       $   3,018       $   2,561
                                                                    =========       =========

Income per share:
  Before extraordinary item, less preferred distributions
    and income allocated to minority interest................       $     .18       $     .21
  Extraordinary loss on debt extinguishment .................              --            (.03)
                                                                    ---------       ---------
  Net income available to common stockholders ...............       $     .18       $     .18
                                                                    =========       =========

Distribution per share of common stock ......................       $   .4825       $    .465
                                                                    =========       =========

Weighted average number of common stock and common stock
 equivalent shares outstanding ..............................          17,153          14,207
                                                                    =========       =========

            See Notes to Condensed Consolidated Financial Statements.

                      WALDEN RESIDENTIAL PROPERTIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (AS RESTATED)
                                 (In thousands)
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                      March 31,
                                                                               --------------------------
                                                                                 1997             1996
                                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................       $   6,330        $   2,561

Adjustments to reconcile net income to net cash provided by operating activities:
    Income allocated to minority interest ..............................             405              471
    Depreciation and amortization ......................................           6,539            4,693
    Amortization of deferred compensation on Restricted Stock ..........              34               --
    Extraordinary loss on debt extinguishment ..........................              --              488
    Net effect of changes in operating accounts:
        Escrow deposits ................................................              (7)             347
        Other assets ...................................................              (6)             308
        Accrued  real estate taxes .....................................          (4,198)          (3,834)
        Accounts payable ...............................................              (4)            (179)
        Other liabilities ..............................................            (370)            (109)
                                                                               ---------        ---------
            Net cash provided by operating activities ..................           8,723            4,746
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase  of  real  estate  assets .................................          (5,742)              --
    Real estate asset additions ........................................          (7,198)          (1,131)
                                                                               ---------        ---------
        Net cash used in investing activities ..........................         (12,940)          (1,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock issuance, net of issuance costs ................           9,143            1,760
    Purchase of the Company's common stock .............................              --           (3,090)
    Distributions paid .................................................         (11,326)          (7,080)
    Proceeds from mortgage notes payable and credit facility ...........              --           10,500
    Payment of mortgage notes payable and credit facility ..............              --           (6,500)
    Payment of financing costs .........................................              (4)            (709)
    Additional collateral on loans .....................................              --                1
    Principal reductions of debt........................................            (823)            (573)
                                                                               ---------        ---------
        Net cash used in financing activities ..........................          (3,010)          (5,691)
                                                                               ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................          (7,227)          (2,076)
CASH AND CASH EQUIVALENTS, BEGINNING  OF PERIOD ........................          29,720            6,801
                                                                               ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................       $  22,493        $   4,725
                                                                               =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest .............................................       $   4,821        $   4,857
                                                                               =========        =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Accrued real estate asset additions ................................       $   1,187        $     199
                                                                               =========        =========
    Notes receivable for officer and director stock purchases ..........              --        $     292
                                                                               =========        =========
    Deferred compensation on Restricted Stock ..........................       $   2,834        $      --
                                                                               =========        =========
    Distribution payable to minority interest holders...................       $     391        $     471
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

          Following is pro forma information for the three months ended March 31, 1996 as if the revised capitalization policy was in effect as of January 1, 1996:

Income before extraordinary item as reported                                           $   3,049
Add: Adjustment for change in accounting policy to capitalize carpet replacement
costs                                                                                        261
                                                                                       ---------
Income before extraordinary item as adjusted                                           $   3,310
                                                                                       =========

Net income as adjusted                                                                 $   2,822
                                                                                       =========

Net income available to common stockholders as adjusted                                $   2,822
                                                                                       =========

Income per share:
    Before extraordinary item, less preferred distributions as reported                $    0.21
    Adjustment for effect of change in accounting policy                                    0.02
                                                                                       ---------
    Income before extraordinary item, less preferred distributions as adjusted         $    0.23
                                                                                       =========

    Net income available to common stockholders as reported                            $    0.18
    Adjustment for effect of change in accounting policy                                    0.02
                                                                                       ---------
    Net income available to common stockholders as adjusted                            $    0.20
                                                                                       =========

                       WALDEN RESIDENTIAL PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

2.      ACQUISITIONS

        In January 1997, the Company purchased a 208-unit apartment property located in Arlington, Texas for $5.7 million, which is being operated in conjunction with an adjacent property previously purchased by the Company. The acquisition was funded from available cash of the Company.

3.      STOCKHOLDERS' EQUITY AND MINORITY INTEREST (AS RESTATED)

        Minority Interest

        In June 1995, the Company acquired a controlling interest in a limited partnership (the "Partnership") which owned 13 apartment properties as of March 31, 1997. This Partnership is consolidated by the company and the limited partnership interests in the Partnership which were not purchased by the Company is recorded as minority interest. The limited partnership interests are exchangeable for an aggregate of 810,128 shares of the Company's common stock at the option of the interest holders, and are accounted for as convertible equity securities. The limited partnership interests were valued at $18.375 per share, which was the market price of the Company's common stock on June 30, 1995. Prior to exchange, the holders of the limited partnership interests will only be entitled to receive quarterly distributions from the Partnership equal to the greater of the Company's actual distributions on 810,128 shares of common stock, or $368,608 in the aggregate ($391,000 was accrued as of March 31, 1997.)

        Public Offering

        In connection with the exercise by the underwriter's of the overallotment option of the Company's December 1996 common stock offering, 161,400 shares of common stock were sold in January 1997 at $24.25 per share for net proceeds of $3.7 million.

        Restricted Stock

        In February 1997, the Company adopted a Long-Term Incentive Plan to attract and retain individuals to serve as directors, officers and employees of the Company. Pursuant to this plan, the Company issued 107,500 restricted shares of common stock ("Restricted Stock") in February 1997 for $.0l per share to its non-employee directors, four executive officers and certain other employees. The shares issued to the non-employee directors vest ratably over a three-year period; while the shares issued to the executive officers and other employees vest over a ten-year period, with 40% vesting after the fourth anniversary and 10% vesting annually thereafter. Deferred compensation on Restricted Stock was computed based upon the market value of the shares at the date of issuance. This deferred compensation is being amortized over the respective vesting periods. The unamortized amount as of March 31, 1997 was $2,800,000.

                       WALDEN RESIDENTIAL PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

         Stock Options

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

4.        NET INCOME PER SHARE OF COMMON STOCK

          Net income per share of common stock has been computed by dividing net income available to common stockholders by the weighted average number of common stock and common stock equivalent shares, if material, outstanding. Net income available to common stockholders is net income less the distributions on preferred stock. Common stock equivalents include the weighted average number of assumed equivalent shares outstanding from stock options, if material and dilutive. Fully diluted net income per share of common stock is not materially dilutive and is not presented.

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

                       WALDEN RESIDENTIAL PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

5.        PRO FORMA STATEMENTS OF INCOME (AS RESTATED)

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

                                                                         Pro Forma
                                                                ------------------------
                                                                   Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                  1997            1996
                                                                --------        --------
Revenues ................................................       $ 33,314        $ 32,035
Expenses ................................................         26,532          26,896
                                                                --------        --------
Operating Income ........................................          6,782           5,139
Income allocated to minority interest ...................           (405)           (503)
                                                                --------        --------
Net income ..............................................          6,377           4,636
Preferred distributions .................................         (3,312)         (3,312)
                                                                --------        --------
Net income available to common stockholders .............       $  3,065        $  1,324
                                                                ========        ========
Net income available to common stockholders per share ...       $    .18        $    .08
                                                                ========        ========
Weighted average shares of common stock outstanding .....         17,189          17,124
                                                                ========        ========


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

7.        SUBSEQUENT EVENTS

          On April 21, 1997, the Company purchased six apartment properties, containing 1,263 units, in Dallas/Fort Worth and Austin, Texas for approximately $39.8 million. The acquisitions were funded by a $18.5 million borrowing under the Company's credit facility and $20.2 million of available cash. In addition, the Company issued $1.1 million of limited partnership interests in an existing subsidiary partnership which are convertible into 44,419 shares of the Company's common stock. Prior to exchange, the holders of the limited partnership interests will only be entitled to receive quarterly distributions from the partnership equal to the Company's actual distributions on 44,419 shares of common stock. Such partnership interests will be accounted for as additional minority interest.

                       WALDEN RESIDENTIAL PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

8.        RESTATEMENT OF FINANCIAL INFORMATION

          Subsequent to the issuance of the Company's quarterly financial statements for the period ended March 31, 1997, the Company's management determined that the accounting for convertible equity securities was inappropriate. The Company revised its financial statements for the fiscal quarters ended March 31, 1997 and 1996 and the fiscal year ended December 31, 1996, by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interest and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interest which is deducted in arriving at net income. A summary of the significant effects of the restatement is as follows:


                                                  1997                1996
                                                  ----                ----

                                   As previously       As       As previously        As
                                     reported       restated       reported       restated

At March 31 and December 31,
respectively:

Minority interest                  $    --       $   14,886      $   --        $  14,886

Stockholders' equity                 415,994        401,108        411,421       396,535

For the quarter ended
March 31:

Net income                             6,735          6,330          3,032         2,561


The Company believes these changes are necessary to conform the Company's financial statements to generally accepted accounting principles. These changes will have no impact on the financial condition, business or assets of the Company and do not change the Company's net income available to common stockholders net income per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company revised its financial statements for the fiscal year ended December 31, 1996 and for the fiscal quarter ended March 31, 1997 by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interest and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interest which is deducted in arriving at net income. The Company believes these changes are necessary to conform the Company's financial statements to generally accepted accounting principles. These changes will have no impact on the financial condition, business or assets of the Company and do not change the Company's net income available to common stockholders per share or funds from operations.

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

         SUPPLEMENTAL FINANCIAL AND OPERATING DATA (AS RESTATED) (a)
               (In thousands, except per share and property data)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                      1997            1996
                                                                   ---------       ---------
OPERATING DATA
Revenues
 Rental income .............................................       $  31,516       $  24,133
 Other property income .....................................           1,272             827
 Interest income ...........................................             503             211
 Other income ..............................................              --             104
                                                                   ---------       ---------
   Total revenues...........................................          33,291          25,275
                                                                   ---------       ---------
Expenses
 Property operating and maintenance ........................          10,569           8,642
 Real estate taxes .........................................           3,149           2,353
 General and administrative ................................           1,422           1,145
 Interest ..................................................           4,877           4,922
 Amortization ..............................................             211             175
 Depreciation ..............................................           6,328           4,518
                                                                   ---------       ---------
   Total expenses...........................................          26,556          21,755
                                                                   ---------       ---------
Income before extraordinary item
   and income allocated to minority interest ...............           6,735           3,520
Extraordinary loss on debt extinguishment ..................              --            (488)
                                                                   ---------       ---------
Income before income allocated to minority interest ........           6,735           3,032

Income allocated to minority interest.......................            (405)           (471)
                                                                   ---------       ---------

Net income .................................................           6,330           2,561
Preferred distributions ....................................          (3,312)            --
                                                                   ---------       ---------
Net income available to common stockholders ................       $   3,018       $   2,561
                                                                   =========       =========

Distribution per share of common stock .....................       $   .4825       $    .465
                                                                   =========       =========

Weighted average number of common stock and common stock
 equivalent shares outstanding .............................          17,153          14,207
                                                                   =========       =========
---------------------------------------------------------------------------------------------

PROPERTY DATA
Total properties (at end of period) ........................              68              55
Total units (at end of period) .............................          21,615          17,205
Total units (weighted average) .............................          21,599          17,205
Weighted average monthly property revenue per unit .........       $     506       $     484
---------------------------------------------------------------------------------------------

                                                                   March 31,     December 31,
                                                                     1997            1996
                                                                   ---------     -----------
BALANCE SHEET DATA
Real estate assets, at cost, net ...........................       $ 649,665       $ 641,808
Mortgage notes payable and Credit facility .................         401,108         396,535
Minority interest...........................................          14,886          14,886
Stockholders' equity .......................................         401,108         396,535

(a) The selected financial data as of March 31, 1997 and December 31, 1996 and for the three-month periods ended March 31, 1997 and 1996 have been restated. See Note 8 to the Company's unaudited financial statement included herein.

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

     The Company owned 52 properties with 16,373 units throughout both periods in 1997 and 1996 ("same store"). A summary of the operating performance for same store properties is as follows:

                                                            First Quarter
                                                        ---------------------
                                                         1997          1996             % Change
                                                        ------        -------           --------
Rental and other property revenue
(in thousands) .................................       $24,534        $23,839            2.9%
Property operating expenses
(in thousands) (1) .............................        10,274         10,488           (2.0%)
                                                       -------        -------
Property operating income (in thousands) .......       $14,260        $13,351            6.8%
                                                       =======        =======
Weighted average physical occupancy ............          93.7%          94.5%
                                                       =======        =======
Average monthly revenue per unit ...............       $   499        $   485            2.9%
                                                       =======        =======
Average annualized  operating  and  maintenance
expenses per unit ..............................       $ 1,938        $ 2,007           (3.4%)
                                                       =======        =======
Average annualized real estate taxes per unit ..       $   572        $   555            3.1%
                                                       =======        =======
Operating expense ratio ........................          41.9%          44.0%           N/A
                                                       =======        =======

(1) Consists of property operating and maintenance and real estate tax expenses.

     The operating performance of properties not owned throughout both periods in 1997 and 1996 is summarized as follows:

                                                                     First Quarter
                                                                ------------------------
                                                                  1997            1996
                                                                --------        --------
Rental and  other  property  revenue  (in  thousands) ...       $  8,254        $  1,121
Property  operating  expenses  (in  thousands)  (1) .....          3,444             507
                                                                --------        --------
Property operating income (in thousands) ................       $  4,810        $    614
                                                                ========        ========
Weighted average number of units ........................          5,226             832
                                                                ========        ========
Weighted average physical occupancy .....................           93.7%           94.5%
                                                                ========        ========
Average monthly revenue per unit ........................       $    526        $    449
                                                                ========        ========
Average  annualized operating and maintenance
  expenses per unit .....................................       $  2,017        $  2,043
                                                                ========        ========
Average annualized real estate taxes per unit ...........       $    619        $    395
                                                                ========        ========
Operating expense ratio .................................           41.7%           45.2%
                                                                ========        ========

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

Funds from Operations

          Management of the Company generally considers funds from operations ("FFO") an appropriate measure of the performance of an equity real estate investment trust. FFO is defined as net income before income allocated to minority interest (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. The Company believes that in order to Facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented herein. FFO does not represent cash generated from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company's performance or as an alternative to cash flow (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Effective January 1, 1996, the Company adopted the modified definition of FFO as recommended by the National Association of Real Estate Investment Trusts, however, the Company's FFO is not necessarily comparable to similar entitled items reported by other REITs. FFO for the three months ended March 31, 1997 and 1996 (as restated to conform to the new definition of FFO) are as follows (unaudited):

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                              ------------------------
                                                                                1997            1996
                                                                              --------        --------
Funds from operations:
     Operating income..................................................       $  6,735        $  3,520
     Depreciation of real estate assets ...............................          6,269           4,518
     Preferred distributions on senior (perpetual) preferred stock ....         (2,300)             --
                                                                              --------        --------
          Funds from operations .......................................       $ 10,704        $  8,038
                                                                              ========        ========

Cash flows provided by (used in):
     Operating activities .............................................       $  8,723           4,746
     Investing activities .............................................        (12,940)         (1,131)
     Financing activities .............................................         (3,010)         (5,691)

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

                                         WALDEN RESIDENTIAL PROPERTIES, INC.


                                         By: /s/ Don R. Daseke
                                             ---------------------------------
                                             Don R. Daseke
                                             Chief Executive Officer

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


Signatures                                      Title                                                   Date
----------                                      -----                                                   ----

 /s/  Don R. Daseke                           Chairman of the Board of Directors,                    February 18, 1998
---------------------------------             Chief Executive Officer and Director
Don R. Daseke                                 (Principal Executive Officer)



/s/   Mark S. Dillinger                       Executive Vice President, Chief                        February 18, 1998
---------------------------------             Financial Officer and Director
Mark S. Dillinger                             (Principal Financial and Accounting Officer)



 /s/  Marshall B. Edwards                     President, Chief Acquisitions Officer                  February 18, 1998
---------------------------------             and Director
Marshall B. Edwards

                                EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION                       PAGE NO.
-------             -----------                      ----------
11.1      Computation of Net Income per Share
          (As Restated)                                E-2 *

12.1      Computation of Ratio of Earnings to          E-3
          combined Fixed Charges and Preferred
          Stock Dividends

27        Financial Data Schedule                      --  *

* Previously filed with original Form 10-Q for the three months ended March 31, 1997.



                                    -E-1-