Form 10-Q/A
period 1997-06-30
WALDEN RESIDENTIAL PROPERTIES INC
filed 1998-02-18
CIK 913280

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

              ------------------------------------------------------

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

                         YES   X        NO
                             -----         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 1997, there were 17,574,137 shares of Common Stock, $0.01, par value outstanding.


===============================================================================

EXPLANATORY NOTE

Walden Residential Properties, Inc. (the "Company"), a Maryland Corporation, hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 by revising its financial statements for the fiscal years ended December 31, 1996 and for the fiscal quarters ended March 31, 1997 and June 30, 1997, by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interests and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interest which is deducted in arriving at net income. The Company believes these changes are necessary to conform the Company's financial statements to generally accepted accounting principles. These changes will have no impact on the financial condition, business or assets of the Company and do not change the Company's net income available to common stockholders per share or funds from operations.

WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1997
                  (Unaudited) and December 31, 1996 (As Restated). . . . .. . . . . . . . . 2

               Condensed Consolidated Statements of Income for the
                  Three Months and Six Months Ended June 30, 1997
                  and 1996 (Unaudited) (As Restated). . . . . . . . . . . . . . . . . . . . 3

               Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1997 and 1996 (Unaudited) (As Restated) . . . . 4

               Notes to Condensed Consolidated Financial Statements
                 (Unaudited) (As Restated). . . . . . . . . . . . . . . . . . . . . . . . . 5

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . . . . . . . . . 10

PART 2.        OTHER INFORMATION

     Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

     Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . .  17

     Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . .  17

     Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . .  17

     Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .  18

PART 1.       FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       WALDEN RESIDENTIAL PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS (As Restated)
                                 (In thousands)

                                                                  June 30, 1997   December 31, 1996
                                                                  -------------   -----------------
ASSETS                                                              (Unaudited)
Real estate assets, at cost
   Land .......................................................      $  85,671       $  80,914
   Buildings ..................................................        659,287         602,601
                                                                     ---------       ---------
                                                                       744,958         683,515
      Less:  Accumulated depreciation .........................        (54,033)        (41,707)
                                                                     ---------       ---------
                                                                       690,925         641,808
Real estate assets held for sale ..............................          6,577            --
Rent and other receivables ....................................            953           1,324
Prepaid and other assets ......................................          4,706           3,146
Deferred financing costs, net .................................          5,508           5,827
Cash and cash equivalents .....................................          5,818          29,720
Restricted cash:
   Escrow deposits ............................................          6,120           5,369
   Additional collateral on loans .............................          2,520           2,520
                                                                     ---------       ---------
        Total assets ..........................................      $ 723,127       $ 689,714
                                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable .....................................      $ 257,252       $ 258,908
   Credit facility ............................................         29,350            --
   Accrued real estate taxes ..................................          7,025           7,960
   Accounts payable ...........................................          5,822           5,653
   Accrued expenses and other liabilities .....................          5,746           5,395
   Preferred distribution payable on convertible equity
      securities ..............................................            391             377
                                                                     ---------       ---------
        Total liabilities .....................................        305,586         278,293
Commitments and contingencies
Minority Interests ............................................         15,936          14,886
Stockholders' equity:
   Preferred stock ............................................             58              58
   Common stock ...............................................            177             169
   Additional paid in capital .................................        451,517         432,974
   Notes receivable from Company officers and
      directors ...............................................         (5,263)         (5,263)
   Deferred compensation on Restricted Stock ..................         (2,463)           --
   Distributions in excess of net income ......................        (42,421)        (31,403)
                                                                      ---------       ---------
       Total stockholders' equity .............................        486,447         396,536
                                                                     ---------       ---------
          Total liabilities and stockholders' equity ..........      $ 723,127       $ 689,714
                                                                     =========       =========

            See Notes to Condensed Consolidated Financial Statements.

                       WALDEN RESIDENTIAL PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (As Restated)
                  (In thousands, except per share information)
                                   (Unaudited)

                                                Three Months Ended                  Six Months Ended
                                                      June 30,                          June 30,
                                              ----------------------             ----------------------
                                                 1997         1996                 1997          1996
                                                 ----         ----                 ----          ----
REVENUES
  Rental income .........................     $ 33,071      $ 24,437             $ 64,587      $ 48,570
  Other property income .................        1,333           919                2,605         1,746
  Interest income .......................          346           508                  849           719
  Other income ..........................         --              98                 --             202
                                              --------      --------              -------      --------
     Total revenues .....................       34,750        25,962               68,041        51,237
                                              --------      --------              -------      --------

EXPENSES
  Property operating and maintenance ....       11,444         8,829               22,013        17,471
  Real estate taxes .....................        3,412         2,296                6,561         4,649
  General and administrative ............        1,972         1,261                3,394         2,406
  Interest ..............................        5,244         4,765               10,121         9,687
  Amortization ..........................          200           219                  411           394
  Depreciation ..........................        6,793         4,747               13,121         9,265
                                              --------      --------              -------      --------
     Total expenses .....................       29,065        22,117               55,621        43,872
                                              --------      --------              -------      --------

Operating income ........................        5,685         3,845               12,420         7,365
Gain on disposition of real property ....         --           1,272                 --           1,272
                                              --------      --------              -------      --------
Income before extraordinary item and
  income allocated to minority
  interests .............................        5,685         5,117               12,420         8,637
Extraordinary loss on debt
  extinguishment ........................        --             (96)                --            (584)
                                              --------      --------              -------      --------
Income before income allocated
  to minority interests .................        5,685         5,021               12,420         8,053
Income allocated to minority interests ..         (395)         (471)                (800)         (942)
                                              --------      --------              -------      --------
Net income ..............................        5,290         4,550               11,620         7,111
Preferred distributions .................       (3,311)         (342)              (6,623)         (342)
                                              --------      --------              -------      --------
Net income available to common
 stockholders ...........................     $  1,979      $  4,208             $  4,997      $  6,769
                                              ========      ========             ========       =======
Income per share:
   Before extraordinary item, less
    preferred distributions and income        $   0.11      $   0.31             $   0.29      $   0.52
    allocated to minority interests
   Extraordinary loss on debt
    extinguishment ......................         --           (0.01)                --           (0.04)
                                              --------      --------              -------      --------
   Net income available to common
    stockholders ........................     $   0.11      $   0.30             $   0.29      $   0.48
                                              ========      ========             ========       =======

Distributions per share of common stock .     $ 0.4825      $  0.465             $  0.965      $   0.93
                                              ========      ========             ========       =======
Weighted average number of common
 stock and common stock equivalent
 shares outstanding .....................       17,502        14,151               17,329        14,179
                                              ========      ========             ========       =======

            See Notes to Condensed Consolidated Financial Statements.

                       WALDEN RESIDENTIAL PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (As Restated)
                                 (In thousands)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                         ----------------
                                                                         1997        1996
                                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................     $ 11,620      $  7,111
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Income allocated to minority interests ........................          800           942
  Depreciation and amortization .................................        13,53        29,659
  Gain on disposition of real property ..........................         --          (1,272)
  Extraordinary loss on debt extinguishment .....................         --             584
  Amortization of deferred compensation on restricted stock .....          108          --
  Net effect of changes in operating accounts:
      Escrow deposits ...........................................         (751)       (8,911)
      Other assets ..............................................       (1,301)          356
      Accrued real estate taxes .................................         (935)       (1,139)
      Accounts payable ..........................................         (222)         (522)
      Other liabilities .........................................          397           (99)
                                                                      --------       -------
         Net cash provided by operating activities ..............       23,248         6,709
                                                                      --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of real estate assets, net of noncash items below ....      (52,371)      (45,948)
  Real estate asset additions ...................................      (14,926)       (2,784)
  Proceeds from disposition of real property ....................         --           8,300
                                                                      --------       -------
        Net cash used in investing activities ...................      (67,297)      (40,432)
                                                                      --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock issuance, net of issuance costs ...........       15,968        45,675
  Purchase of the Company's common stock ........................         --          (3,531)
  Distributions paid ............................................      (23,424)      (14,476)
  Proceeds from mortgage notes payable and credit facility ......       35,350        48,470
  Payment of mortgage notes payable and credit facility .........       (6,000)      (38,970)
  Payment of financing costs ....................................          (91)       (2,631)
  Additional collateral on loans ................................         --            (650)
  Principal reductions of debt ..................................       (1,656)       (3,724)
                                                                      --------       -------
         Net cash provided by financing activities ..............       20,147        30,163
                                                                      --------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......................      (23,902)       (3,560)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................       29,720         6,801
                                                                      --------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................     $  5,818      $  3,241
                                                                      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid for interest .......................................     $  9,781      $  9,824
                                                                      ========      ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Real estate asset additions ...................................     $    345      $    194
                                                                      ========      ========
  Notes receivable for officer and director stock purchases .....     $    --       $    292
                                                                      ========      ========
  Deferred compensation on restricted stock .....................     $  2,571      $   --
                                                                      ========      ========
  Preferred distribution payable on minority interest holders ...     $    391      $    471
                                                                      ========      ========
  Items related to purchase of assets:
     Securities issued for purchase of real estate assets .......     $  1,050      $   --
                                                                      ========      ========
     Mortgage notes assumed .....................................     $   --        $  7,618
                                                                      ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                       WALDEN RESIDENTIAL PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM UNAUDITED FINANCIAL INFORMATION

       Walden Residential Properties, Inc. (the "Company") is a selfadministered and self-managed real estate company operated as a real estate investment trust, as defined under the Internal Revenue Code of 1986, as amended. As of June 30, 1997, the Company owned 75 multifamily properties, containing 23,188 apartment units, primarily in the Southwest and Southeast regions of the United States.

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

       Following is pro forma information for the three and six months ended June 30, 1996 as if the revised capitalization policy were in effect as of January 1, 1996:

                                                             Three Months Ended    Six Months Ended
                                                               June 30, 1996        June 30, 1996

Income before extraordinary item and income allocated to
 minority interests as reported .............................     $   5,117           $   8,637
Add:  Adjustment for change in accounting policy
          to capitalize carpet replacement costs ............           387                 666
                                                                  ---------           ---------
Income before extraordinary item and income allocated to
 minority interests as adjusted .............................     $   5,504           $   9,303
                                                                  =========           =========

Net income as adjusted ......................................     $   4,937           $   7,777
                                                                  =========           =========

Net income available to common stockholders as adjusted .....     $   4,595           $   7,435
                                                                  =========           =========
Income per share:
   Before extraordinary item, less preferred distributions
    and income allocated to minority interests as
    reported ................................................     $    0.31           $    0.52
   Adjustment for effect of change in accounting policy .....          0.02                0.04
                                                                  ---------           ---------
   Income before extraordinary item, less preferred
    distributions and income allocated to minority interests
    as adjusted .............................................     $    0.33           $    0.56
                                                                  =========           =========
   Net income available to common stockholders as
    reported ................................................     $    0.30           $    0.48
   Adjustment for effect of change in accounting policy .....          0.02                0.04
                                                                  ---------           ---------
   Net income available to common stockholders as
    adjusted ................................................     $    0.32           $    0.52
                                                                  =========           =========

2.     ACQUISITIONS

       On April 21, 1997, the Company purchased six apartment properties, containing 1,263 units, in Dallas/Fort Worth and Austin, Texas for approximately $39.8 million. The acquisitions were funded by a $18.5 million borrowing under the Company's credit facility and $20.2 million of available cash. In addition, the Company issued $1.1 million of limited partnership interests in an existing subsidiary partnership which are convertible into 44,379 shares of the Company's common stock. Such partnership interests are accounted for as minority interests (see Note 3).

       On June 26, 1997, the Company purchased a 310-unit apartment property located in Dallas/Fort Worth, Texas for $7.9 million. The acquisition was funded by a $7.4 million borrowing under the Company's credit facility and $0.5 million of available cash.

3.     STOCKHOLDERS' EQUITY AND MINORITY INTERESTS (AS RESTATED)

       Minority Interests

       The Company has certain limited partnership interests that are exchangeable for an aggregate of 810,128 shares of the Company's common stock at the option of the interest holders. Prior to the exchange, the holders of the limited partnership interests will be entitled to receive quarterly distributions equal to the greater of the Company's actual distributions on 810,128 shares of common stock, or $368,608 in the aggregate ($391,000 was accrued as of June 30, 1997). These securities have been recorded as minority interests in the accompanying balance sheet.

       In conjunction with the apartment acquisition in April 1997 (see Note 2), the Company issued $1.1 million of limited partnership interests which are convertible into 44,379 shares of the Company's common stock. Prior to the exchange, the holders of the limited partnership interests will be entitled to receive quarterly distributions on the equivalent of 44,379 shares of common stock if and when declared and paid (no distributions had been declared on such securities as of June 30, 1997). These securities have been recorded as minority interests in the accompanying balance sheet.

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

4.     NET INCOME PER SHARE OF COMMON STOCK

       Net income per share of common stock has been computed by dividing net income available to common stockholders by the weighted average number of common stock and common stock equivalent shares, if material, outstanding. Net income available to common stockholders is net income less the preferred distributions on preferred stock. Common stock equivalents include the common stock applicable to certain of the convertible equity securities as described in Note 3 and the weighted average number of assumed equivalent shares outstanding from stock options, if material and dilutive. Fully diluted net income per share of common stock is not materially dilutive and is not presented.

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

                                                                      Pro Forma
                                                                  ------------------
                                                                   Six Months Ended
                                                                       June 30,
                                                                  ------------------
                                                                  1997          1996
                                                                  ----          ----
Revenues .................................................     $ 70,873      $ 69,380
Expenses .................................................       58,165        58,101
                                                               --------      --------
Income before income allocated to minority interests .....       12,708        11,279
Income allocated to minority interests ...................         (804)         (951)
                                                               --------      --------
Net income ...............................................       11,904        10,328
Preferred distributions ..................................       (6,623)       (6,661)
                                                               --------      --------
Net income available to common stockholders ..............     $  5,281      $  3,667
                                                               ========      ========
Net income available to common stockholders per share ....     $   0.30      $   0.21
                                                               ========      ========
Weighted average shares of common stock outstanding ......       17,346        17,097
                                                               ========      ========

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

8.     RESTATEMENT OF FINANCIAL INFORMATION

       Subsequent to the issuance of the Company's quarter ended June 30, 1997 financial statements, the Company's management determined that the accounting for convertible equity securities was inappropriate. The Company revised its financial statements for the fiscal year ended December 31, 1996, and the three and six-month periods ended June 30, 1997 and 1996, by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interest and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interest which is deducted in arriving at net income. A summary of the significant effects of the restatement is as follows:


                                                      1997                                     1996

                                     As previously               As            As previously               As
                                       reported               restated           reported               restated
At June 30 and 31, respectively:

Minority interest                      $     --            $   15,936            $     --            $   14,886

Stockholders' equity                      417,541             486,447               411,421             396,536

For the six months ended June 30:

Net income                                 12,420              11,620                 8,053               7,111


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

       The Company revised its financial statements for the fiscal year ended December 31, 1996 and for the fiscal quarters ended March 31, 1997 and June 30, 1997 by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interest and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interest which is deducted in arriving at net income. The Company believes these changes are necessary to conform the Company's financial statements to generally accepted accounting principles. These changes will have no impact on the financial condition, business or assets of the Company and do not change the Company's net income available to common stockholders per share or funds from operations.

       The following financial and operating data (see Page 11) is provided as supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited except the balance sheet data as of December 31, 1996.

           SUPPLEMENTAL FINANCIAL AND OPERATING DATA (As Restated)(a)
               (In thousands, except per share and property data)
                                   (Unaudited)

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                                 ------------------          -----------------
                                                1997         1996          1997          1996
OPERATING DATA
  Revenues
    Rental income .......................     $ 33,071      $ 24,437      $ 64,587      $ 48,570
    Other property income ...............        1,333           919         2,605         1,746
    Interest income .....................          346           508           849           719
    Other income ........................         --              98          --             202
                                              --------      --------      --------       -------
       Total revenues ...................       34,750        25,962        68,041        51,237
                                              --------      --------      --------       -------
    Expenses
    Property operating and maintenance ..       11,444         8,829        22,013        17,471
    Real estate taxes ...................        3,412         2,296         6,561         4,649
    General and administrative ..........        1,972         1,261         3,394         2,406
    Interest ............................        5,244         4,765        10,121         9,687
    Amortization ........................          200           219           411           394
    Depreciation ........................        6,793         4,747        13,121         9,265
                                              --------      --------      --------       -------
       Total expenses ...................       29,065        22,117        55,621        43,872
                                              --------      --------      --------       -------

Operating income ........................        5,685         3,845        12,420         7,365
Gain on disposition of real property ....         --           1,272          --           1,272
                                              --------      --------      --------       -------
Income before extraordinary item and
  income allocated to minority
  interest ..............................        5,685         5,117        12,420         8,637
Extraordinary loss on debt extinguishment         --             (96)         --            (584)
                                              --------      --------      --------       -------
Income before income allocated to
  minority interests.....................        5,685         5,021        12,420         8,053
Income allocated to minority interests...         (395)         (471)         (800)         (942)
                                              --------      --------      --------       -------
Net income ..............................        5,290         4,550        11,620         7,111
Preferred distributions .................       (3,311)         (342)       (6,623)         (342)
                                              --------      --------      --------       -------
Net income available to common
  stockholders ..........................     $  1,979      $  4,208      $  4,997      $  6,769
                                              ========      ========      ========      ========
Distribution per share of common stock ..     $  .4825      $   .465      $   .965      $    .93
                                              ========      ========      ========      ========
Weighted average number of common stock
  and common stock equivalent shares
  outstanding ...........................       17,502        14,151        17,329        14,179
                                              ========      ========      ========      ========

-------------------------------------------------------------------------------------------------

PROPERTY DATA
Total properties (at end of period) .....           75            60            75            60
Total units (at end of period) ..........       23,188        18,495        23,188        18,495
Total units (weighted average) ..........       22,617        17,084        22,111        17,145
Weighted average monthly property revenue
  per unit ..............................     $    507      $    495      $    506      $    489
-------------------------------------------------------------------------------------------------

                                                                       June 30,      December 31,
                                                                         1997            1996
                                                                         ----            ----
BALANCE SHEET DATA
Real estate assets, at cost, net .................................     $690,925        $641,808
Mortgage notes payable and Credit facility........................      286,602         258,908
Minority interests................................................       15,936          14,886
Stockholders' equity..............................................      486,447         396,536

--------------------
(a) The selected financial data as of June 30, 1997 and December 31, 1996 and the three- and six-month periods ended June 30, 1997 and 1996 have been restated. See Note 8 to the Company's unaudited financial statements included herein.

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

       The Company owned 52 properties with 16,373 units throughout both periods in 1997 and 1996 ("same store"). A summary of the historical operating performance for "same store" properties is as follows:


                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                       ------------------                   ----------------
                                                       1997        1996        % Change     1997        1996        % Change
                                                       ----        ----        --------     ----        ----        --------
Rental and other property revenue (in thousands)     $24,634      $24,248         1.6%    $49,168      $48,088         2.2%
Property operating expenses (in thousands)  (1)       10,517       10,844        (3.0%)    20,792       21,332        (2.5%)
Property operating income (in thousands) .......     $14,117      $13,404         5.3%    $28,376      $26,756         6.1%
                                                     =======      =======                 =======      =======
Weighted average physical occupancy ............        94.2%       94.8%                    94.0%       94.6%
Average monthly revenue per unit ...............     $   502      $   494         1.6%    $   500      $   489         2.2%
                                                     =======      =======                 =======      =======
Average annualized property operating and
  maintenance expenses per unit ................     $ 1,984      $ 2,108        (5.9%)   $ 1,962      $ 2,058        (4.7%)
                                                     =======      =======                 =======      =======
Average annualized real estate taxes per unit ..     $   585      $   541         8.1%    $   578      $   548         5.5%
                                                     =======      =======                 =======      =======
Operating expense ratio ........................        42.7%        44.7%        N/A        42.3%        44.4%         N/A
                                                     =======      =======                 =======      =======

(1) Consists of property operating and maintenance and real estate tax expenses.

       The operating performance of properties not owned throughout both periods in 1997 and 1996 is summarized as follows:

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                       ------------------                  ----------------
                                                       1997         1996                    1997        1996
Rental and other property revenue (in thousands)     $ 9,770      $ 1,108                 $18,024      $ 2,228
Property operating expenses (in thousands)  (1)        4,339          281                   7,782          788
Property operating income (in thousands) .......     $ 5,431          827                 $10,242      $ 1,440
Weighted average number of units ...............       6,244          711                   5,738          772
Weighted average physical occupancy ............        93.8%        94.8%                   93.6%        94.6%
Average monthly revenue per unit ...............     $   522      $   519                 $   524      $   481
Average annualized property operating and
  maintenance expenses per unit ................     $ 2,127      $ 1,119                 $ 2,075      $ 1,617
Average annualized real estate taxes per unit ..     $   652      $   456                 $   637      $   422
Operating expense ratio ........................        44.4%        25.4%                   43.2%        35.4%
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

Funds from Operations

       Management of the Company generally considers funds from operations ("FFO") an appropriate measure of the performance of an equity real estate investment trust. FFO is defined as net income before income allocated to minority interests (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented herein. FFO does not represent cash generated from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company's performance or as an alternative to cash flow (determined in accordance with generally accepted accounting principles) as a measure of liquidity.

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

                                                        Three Months Ended        Six Months Ended
                                                            June 30,                   June 30,
                                                        ------------------        ----------------
                                                        1997          1996         1997         1996
                                                        ----          ----         ----         ----
Funds from operations:
   Operating income ............................     $  5,685      $  3,845      $ 12,420      $  7,365
   Depreciation of real estate assets ..........        6,740         4,747        13,009         9,265
   Preferred distributions on senior (perpetual)
     preferred stock ...........................       (2,300)         --          (4,600)         --
                                                     --------      --------      --------      --------
       Funds from operations (1) ...............     $ 10,125      $  8,592      $ 20,829      $ 16,630
                                                     ========      ========      ========      ========
Cash flows provided by (used in):
  Operating activities .........................     $ 14,525      $  1,963      $ 23,248      $  6,709
  Investing activities .........................      (54,357)      (39,301)      (67,297)      (40,432)
  Financing activities .........................       23,157        35,854        20,147        30,163


(1) Represents funds from operations available for distribution to common and convertible preferred stockholders and to minority interest holders.

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

       None.

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Company's Annual Meeting of Stockholders was held on June 5, 1997.

      (b) (1) The Stockholders elected two Directors nominated by the Board of
              Directors:

                                 Affirmative         Negative       Abstentions
                                 -----------         --------       -----------
           Don R. Daseke         16,137,251           71,062             --
           Linda Walker Bynoe    16,132,602           75,711             --

         (2) The Stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 1997:


                                 Affirmative         Negative       Abstentions
                                 -----------         --------       -----------
                                 16,109,790           27,062           71,460

     ITEM 5.     OTHER INFORMATION

              None.

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

     EXHIBIT NO.         DESCRIPTION
       2.1    Contribution Agreement by and among Walden/Drever Operating
              Partnership, L.P., Walden Residential Properties, Inc., the
              Shareholders of Drever Partners, Inc., AOF, Inc., and AOF II, Inc.

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

                                          WALDEN RESIDENTIAL PROPERTIES, INC.



                                          By: /s/ Don R. Daseke
                                          -----------------------------------
                                          Don R. Daseke
                                          Chief Executive Officer

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

    Signatures                           Title                                   Date
    ----------                           -----                                   ----
/s/ Don R. Daseke           Chairman of the Board of Directors,            August 12, 1997
-----------------------
Don R. Daseke               Chief Executive Officer and Director
                            (Principal Executive Officer)


/s/ Mark S. Dillinger       Executive Vice President, Chief                August 12, 1997
-----------------------
Mark S. Dillinger           Financial Officer and Director
                            (Principal Financial and Accounting Officer)



/s/ Marshall B. Edwards     President, Chief Acquisitions Officer          August 12, 1997
-----------------------
Marshall B. Edwards         and Director


                                  EXHIBIT INDEX

    EXHIBIT NO.   DESCRIPTION

       2.1    Contribution Agreement by and among Walden/Drever Operating
              Partnership, L.P., Walden Residential Properties, Inc., the
              Shareholders of Drever Partners, Inc., AOF, Inc., and AOF II, Inc.

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

                                     - E-1 -

       10.7   Real Estate Sales Contract by and between
              Village/Hillcrest Limited Partnership and
              Walden Residential Properties, Inc. (Hillcrest
              Apartments)

       11.1   Computation of Net Income per Share

       12.1   Computation of Ratio of Earnings to
              Combined Fixed Charges and Preferred
              Stock Dividends




                                     - E-2 -