Form 10-Q/A
period 1997-09-30
WALDEN RESIDENTIAL PROPERTIES INC
filed 1998-02-18
CIK 913280

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                        --------------------------

                                FORM 10-Q/A
                              Amendment No. 1

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



                            EXPLANATORY NOTE

     Walden Residential Properties, Inc. (the "Company"), a Maryland corporation, hereby amends its Quarterly Report on Form 10-Q for the period ended September 30, 1997, by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interests and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interests which is deducted in arriving at net income. The Company believes these changes are necessary to conform the Company's financial statements to generally accepted accounting principles. These changes will have no impact on the financial condition, business or assets of the Company and do not change the Company's net income available to common stockholders per share or funds from operations.



WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of
                  September 30, 1997 (Unaudited) and
                  December 31, 1996 (As Restated) . . . . . . .3

               Condensed Consolidated Statements of Income
                  for the Three Months and Nine Months Ended
                  September 30, 1997 and 1996 (Unaudited)
                  (As Restated) . . . . . . . . . . . . . . . .4

               Condensed Consolidated Statements of Cash
                  Flows for the Nine Months Ended
                  September 30, 1997 and 1996 (Unaudited)
                  (As Restated) . . . . . . . . . . . . . . . .5

               Notes to Condensed Consolidated Financial
                  Statements (Unaudited) (As Restated). . . . .6

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations. . . . . . . . . . . . . . . . . .11

PART 2.   OTHER INFORMATION

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . . .19

     Item 2.   Changes in Securities. . . . . . . . . . . . . .19

     Item 3.   Defaults Upon Senior Securities. . . . . . . . .19

     Item 4.   Submission of Matters to a Vote of
                  Security Holders. . . . . . . . . . . . . . .19

     Item 5.   Other Information. . . . . . . . . . . . . . . .19

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . .20



PART 1.   FINANCIAL INFORMATION

     Item 1.     FINANCIAL STATEMENTS

               WALDEN RESIDENTIAL PROPERTIES, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (As Restated)
                          (In thousands)

                                        September 30, 1997  December 31, 1996
                                        ------------------  -----------------
                                            (Unaudited)
ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . . .    $ 86,171           $ 80,914
  Buildings. . . . . . . . . . . . . . . .     677,043            602,601
                                              --------           --------
                                               763,214            683,515
     Less:  Accumulated depreciation . . .     (61,035)           (41,707)
                                              --------           --------
                                               702,179            641,808
Real estate assets held for sale . . . . .       6,638                --
Rent and other receivables . . . . . . . .       5,281              1,324
Prepaid and other assets . . . . . . . . .       7,778              3,146
Deferred financing costs, net. . . . . . .       5,317              5,827
Cash and cash equivalents. . . . . . . . .       4,760             29,720
Restricted cash:
  Escrow deposits. . . . . . . . . . . . .       6,519              5,369
  Additional collateral on loans . . . . .       2,520              2,520
                                              --------           --------
     Total assets. . . . . . . . . . . . .    $740,992           $689,714
                                              ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . . .    $263,297           $258,908
  Credit facility. . . . . . . . . . . . .      40,000                --
  Accrued real estate taxes. . . . . . . .      10,578              7,960
  Accounts payable . . . . . . . . . . . .       6,214              5,653
  Accrued expenses and other liabilities .       5,892              5,395
  Preferred distribution payable on
   convertible equity securities . . . . .         391                377
                                              --------           --------
     Total liabilities . . . . . . . . . .     326,372            278,293
                                              --------           --------
Commitments and contingencies
Minority interests . . . . . . . . . . . .      15,936             14,886
Stockholders' equity:
  Preferred stock, $.01 par value per share,
    (liquidation value of $25 per share),
    10,000 shares authorized, 5,716 shares
    issued and outstanding as of
    September 30, 1997 (5,786 in 1996) . .          57                 58
  Common stock, $.01 par value per share,
    50,000 shares authorized, 17,914 shares
    issued and outstanding as of
    September 30, 1997 (16,880 in 1996). .         179                169
  Excess stock, $.01 par value per share,
    60,000 shares authorized, no shares
    issued . . . . . . . . . . . . . . . .         --                 --
  Additional paid in capital . . . . . . .     454,565            432,974
  Notes receivable from Company officers
     and directors . . . . . . . . . . . .      (5,263)            (5,263)
  Deferred compensation on Restricted
     Stock . . . . . . . . . . . . . . . .      (2,391)               --
  Distributions in excess of net income. .     (48,463)           (31,403)
                                              --------           --------
     Total stockholders' equity. . . . . .     398,684            396,535
                                              --------           --------
       Total liabilities and stockholders'
          equity . . . . . . . . . . . . .    $740,992           $689,714
                                              ========           ========

    See Notes to Condensed Consolidated Financial Statements.



              WALDEN RESIDENTIAL PROPERTIES, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (As Restated)
          (In thousands, except per share information)
                          (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    ------------------    -----------------
                                      1997      1996        1997      1996
                                      ----      ----        ----      ----
REVENUES
  Rental income. . . . . . . . . .  $34,701   $27,462     $99,288   $76,032
  Other property income. . . . . .    1,374     1,064       3,979     2,810
  Interest income. . . . . . . . .      424       329       1,273     1,048
  Other income . . . . . . . . . .      --         44         --        246
                                    -------   -------     -------   -------
     Total revenues. . . . . . . .   36,499    28,899     104,540    80,136
                                    -------   -------     -------   -------
EXPENSES
  Property operating and
     maintenance . . . . . . . . .   12,174     9,848      34,187    27,319
  Real estate taxes. . . . . . . .    3,516     2,600      10,077     7,249
  General and administrative . . .    1,723     1,296       5,117     3,702
  Interest . . . . . . . . . . . .    5,643     5,123      15,764    14,810
  Amortization . . . . . . . . . .      201       272         612       666
  Depreciation . . . . . . . . . .    7,071     4,997      20,192    14,262
                                    -------   -------     -------   -------
     Total expenses. . . . . . . .   30,328    24,136      85,949    68,008
                                    -------   -------     -------   -------
Operating income . . . . . . . . .    6,171     4,763      18,591    12,128
Gain on disposition of real
   property. . . . . . . . . . . .      --        724         --      1,996
                                    -------   -------     -------   -------
Income before extraordinary item
   and income allocated to
   minority interests. . . . . . .    6,171     5,487      18,591    14,124
Extraordinary loss on debt
   extinguishment. . . . . . . . .      --       (488)        --     (1,072)
                                    -------   -------     -------   -------
Income before minority interests .    6,171     4,999      18,591    13,052
Income allocated to minority
   interests . . . . . . . . . . .     (397)     (387)     (1,197)   (1,329)
                                    -------   -------     -------   -------
Net income . . . . . . . . . . . .    5,774     4,612      17,394    11,723
Preferred distributions. . . . . .   (3,282)   (1,022)     (9,906)   (1,364)
                                    -------   -------     -------   -------
Net income available to common
   stockholders. . . . . . . . . .  $ 2,492   $ 3,590     $ 7,488   $10,359
                                    =======   =======     =======   =======
Income per share:
  Before extraordinary item, less
     preferred distributions and
     income allocated to minority
     interests . . . . . . . . . .  $  0.14   $  0.28     $  0.43   $  0.80
  Extraordinary loss on debt
     extinguishment. . . . . . . .      --      (0.03)        --      (0.08)
                                    -------   -------     -------   -------
  Net income available to common
     stockholders. . . . . . . . .  $  0.14   $  0.25     $  0.43   $  0.72
                                    =======   =======     =======   =======
Distributions per share of common
   stock . . . . . . . . . . . . .  $0.4825   $ 0.465     $1.4475   $ 1.395
                                    =======   =======     =======   =======
Weighted average number of common
   stock and common stock equivalent
   shares outstanding. . . . . . .   17,741    14,645      17,468    14,335
                                    =======   =======     =======   =======

     See Notes to Condensed Consolidated Financial Statements.



               WALDEN RESIDENTIAL PROPERTIES, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated)
                         (In thousands)
                           (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                       1997       1996
                                                       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . .      $ 17,394   $ 11,723
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Income allocated to minority interests . . .         1,197      1,329
  Depreciation and amortization. . . . . . . .        20,804     14,928
  Gain on disposition of real property . . . .           --      (1,996)
  Extraordinary loss on debt extinguishment. .           --       1,072
  Amortization of deferred compensation on
     restricted stock. . . . . . . . . . . . .           180        --
  Amortization of prepaid interest expense . .           --          23
  Net effect of changes in operating accounts:
     Escrow deposits . . . . . . . . . . . . .        (1,150)    (1,455)
     Other assets. . . . . . . . . . . . . . .        (8,774)    (2,353)
     Accrued real estate taxes . . . . . . . .         2,618      2,013
     Accounts payable. . . . . . . . . . . . .          (390)       528
     Other liabilities . . . . . . . . . . . .           541        250
                                                    --------   --------
       Net cash provided by operating
          activities . . . . . . . . . . . . .        32,420     26,062
                                                    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of real estate assets, net of
     noncash items below . . . . . . . . . . .       (55,013)  (108,730)
  Real estate asset additions. . . . . . . . .       (23,182)    (5,281)
  Proceeds from disposition of real property,
     net of noncash item below . . . . . . . .           --      18,696
                                                    --------   --------
       Net cash used in investing activities .       (78,195)   (95,315)
                                                    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock issuance, net of
     issuance costs. . . . . . . . . . . . . .        25,696     79,715
  Purchase of the Company's common stock . . .        (6,666)    (6,573)
  Purchase of minority interest securities . .           --      (3,975)
  Distributions paid . . . . . . . . . . . . .       (35,637)   (22,484)
  Proceeds from mortgage notes payable and
     credit facility . . . . . . . . . . . . .        53,300     91,270
  Payment of mortgage notes payable and
     credit facility . . . . . . . . . . . . .       (13,300)   (61,970)
  Payment of financing costs . . . . . . . . .           (97)    (3,550)
  Additional collateral on loans . . . . . . .           --        (650)
  Principal reductions of debt . . . . . . . .        (2,481)    (4,461)
                                                    --------   --------
       Net cash provided by financing
          activities . . . . . . . . . . . . .        20,815     67,322
                                                    --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . .       (24,960)    (1,931)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD . . . . . . . . . . . .        29,720      6,801
                                                    --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . .      $  4,760   $  4,870
                                                    ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
  Cash paid for interest . . . . . . . . . . .      $ 15,360   $ 14,786
                                                    ========   ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
  Mortgage note assumed by buyer upon
     disposition of property . . . . . . . . .      $    --    $  4,195
                                                    ========   ========
  Real estate asset additions. . . . . . . . .      $    906   $    --
                                                    ========   ========
  Notes receivable for officer and director
     stock purchases . . . . . . . . . . . . .      $    --    $    292
                                                    ========   ========
  Deferred compensation on restricted stock. .      $  2,571   $    --
                                                    ========   ========
  Distribution payable on minority interest
     securities. . . . . . . . . . . . . . . .      $    391   $    377
                                                    ========   ========
  Items related to purchase of assets:
     Mortgage notes assumed. . . . . . . . . .      $  6,870   $  7,618
                                                    ========   ========
     Stock issued for purchase of assets . . .      $  1,050   $    --
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

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Forms
8-K, as amended, filed August 7, 1997, October 16, 1997 and
October 31, 1997; the consolidated financial statements and notes thereto included in the Forms 10-Q, as amended, for the three and six month periods ended March 31, 1997 and June 30, 1997, respectively; and the Form 10-K, as amended, for the year ended
December 31, 1996, which were filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 30, 1997 and the consolidated results of their operations for the three and nine months ended September 30, 1997 and 1996 and their cash flows for the nine months ended September 30, 1997 and 1996, have been included. The consolidated results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results for the full year.

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

     Following is pro forma information for the nine months ended September 30, 1996 as if the revised capitalization policy were in effect as of January 1, 1996 (pro forma information for the three months ended September 30, 1996 is not provided as the revised capitalization policy was put into effect on July 1, 1996):

                                                           Nine Months Ended
                                                          September  30, 1996
                                                          -------------------
                                                             (As Restated)
Income before extraordinary item and income
   allocated to minority interests as reported. . . . . .       $14,124
Add:  Adjustment for change in accounting policy to
         capitalize carpet replacement costs . . . . . .            666
                                                                -------
Income before extraordinary item and income allocated
   to minority interests as adjusted . . . . . . . . . .        $14,790
                                                                =======
Net income as adjusted . . . . . . . . . . . . . . . . .        $12,389
                                                                =======
Net income available to common stockholders as adjusted.        $11,025
                                                                =======
Income per share:
  Before extraordinary item, less preferred distributions
     and income allocated to minority interests
     as reported . . . . . . . . . . . . . . . . . . . .        $  0.80
  Adjustment for effect of change in accounting policy .           0.05
                                                                -------
  Income before extraordinary item, less preferred
     distributions and income allocated to minority
     interests as adjusted . . . . . . . . . . . . . . .        $  0.85
                                                                =======
  Net income available to common stockholders as
     reported. . . . . . . . . . . . . . . . . . . . . .        $  0.72
  Adjustment for effect of change in accounting policy .           0.05
                                                                -------
  Net income available to common stockholders as
     adjusted. . . . . . . . . . . . . . . . . . . . . .        $  0.77
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

3.   STOCKHOLDERS' EQUITY AND MINORITY INTERESTS (As Restated)

     Minority Interests
     ------------------
     The Company has certain limited partnership interests that are exchangeable for an aggregate of 810,128 shares of the Company's common stock at the option of the interest holders. Prior to exchange, the holders of the limited partnership interests will be entitled to receive quarterly distributions equal to the greater of the Company's actual distributions on 810,128 shares of common stock, or $369,000 in the aggregate ($391,000 was accrued as of September 30, 1997). These securities have been recorded as minority interests in the accompanying balance sheets.

     In conjunction with an apartment acquisition in April 1997, the Company issued $1.1 million of limited partnership interests which are convertible into 44,379 shares of the Company's common stock. Prior to conversion, the holders of the limited partnership interests will be entitled to receive quarterly distributions on the equivalent of 44,379 shares of common stock if and when declared and paid ($17,000 was declared and paid during the three and nine months ended September 30, 1997). These securities have been recorded as minority interests in the accompanying balance sheets.

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

4.   NET INCOME PER SHARE OF COMMON STOCK (As Restated)

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

                                    Pro Forma                Pro Forma
                               (Excluding Drever)        (Including Drever)
                               ------------------        ------------------
                               Nine Months Ended         Nine Months Ended
                                 September 30,             September 30,
                               ------------------        ------------------
                                1997        1996          1997        1996
                                ----        ----          ----        ----
Revenues . . . . . . . . .   $108,197    $105,603      $194,694    $189,433
Expenses . . . . . . . . .     89,852      88,521       177,417     173,315
                             --------    --------      --------    --------
Income before minority
   interests . . . . . . .     18,345      17,082        17,277      16,118
Income allocated to
   minority interests. . .     (1,210)     (1,344)       (5,612)     (5,222)
                             --------    --------      --------    --------
Net income . . . . . . . .     17,135      15,738        11,665      10,896
Preferred distributions. .     (9,906)     (9,973)       (9,906)     (9,973)
                             --------    --------      --------    --------
Net income available to
   common stockholders . .   $  7,229    $  5,765      $  1,759    $    923
                             ========    ========      ========    ========
Net income available to
   common stockholders
   per share . . . . . . .   $   0.41    $   0.34      $   0.10    $   0.05
                             ========    ========      ========    ========
Weighted average shares
   of common stock
   outstanding . . . . . .    17,480      17,052         17,480      17,052
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

8.   RESTATEMENT OF FINANCIAL INFORMATION

     The Company has revised its financial statements for the fiscal year ended December 31, 1996 and for the fiscal quarters ended
March 31, 1997, June 30, 1997, and September 30, 1997, by
reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interests and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interests which is deducted in arriving at net income. The Company believes these changes are necessary to conform the Company's financial statements to generally accepted accounting principles. These changes will have no impact on the financial condition, business or assets of the Company and do not change the Company's net income available to common stockholders per share.



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

     The Company has revised its financial statements for the fiscal year ended December 31, 1996 and for the fiscal quarters ended
March 31, 1997, June 30, 1997, and September 30, 1997, by
reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interests and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interests which is deducted in arriving at net income. The Company believes these changes are necessary to conform the Company's financial statements to generally accepted accounting principles. These changes will have no impact on the financial condition, business or assets of the Company and do not change the Company's net income available to common stockholders per share or funds from operations.

     The following financial and operating data (see Page 13) is provided as supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited with the exception of the balance sheet data as of December 31, 1996.



      SUPPLEMENTAL FINANCIAL AND OPERATING DATA (As Restated)
        (In thousands, except per share and property data)
                           (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    ------------------      -----------------
                                     1997        1996        1997        1996
                                     ----        ----        ----        ----
OPERATING DATA
  Revenues
     Rental income . . . . . . .  $ 34,701    $ 27,462    $ 99,288    $ 76,032
     Other property income . . .     1,374       1,064       3,979       2,810
     Interest income . . . . . .       424         329       1,273       1,048
     Other income. . . . . . . .       --           44         --          246
                                  --------    --------    --------    --------
       Total revenues. . . . . .    36,499      28,899     104,540      80,136
                                  --------    --------    --------    --------
  Expenses
     Property operating and
        maintenance. . . . . . .    12,174       9,848      34,187      27,319
     Real estate taxes . . . . .     3,516       2,600      10,077       7,249
     General and administrative.     1,723       1,296       5,117       3,702
     Interest. . . . . . . . . .     5,643       5,123      15,764      14,810
     Amortization. . . . . . . .       201         272         612         666
     Depreciation. . . . . . . .     7,071       4,997      20,192      14,262
                                  --------    --------    --------    --------
       Total expenses. . . . . .    30,328      24,136      85,949      68,008
                                  --------    --------    --------    --------
Operating income . . . . . . . .     6,171       4,763      18,591      12,128
Gain on disposition of real
   property. . . . . . . . . . .       --          724         --        1,996
                                  --------    --------    --------    --------
Income before extraordinary
   item and minority interests .     6,171       5,487      18,591      14,124
Extraordinary loss on debt
   extinguishment. . . . . . . .       --         (488)        --       (1,072)
                                  --------    --------    --------    --------
Income before minority
   interests . . . . . . . . . .     6,171       4,999      18,591      13,052
Income allocated to minority
   interests . . . . . . . . . .      (397)       (387)     (1,197)     (1,329)
                                  --------    --------    --------    --------
Net income . . . . . . . . . . .     5,774       4,612      17,394      11,723
Preferred distributions. . . . .    (3,282)     (1,022)     (9,906)     (1,364)
                                  --------    --------    --------    --------
Net income available to common
   stockholders. . . . . . . . .  $  2,492    $  3,590    $  7,488    $ 10,359
                                  ========    ========    ========    ========
Distribution per share of
   common stock. . . . . . . . .  $ 0.4825    $  0.465    $ 1.4475    $  1.395
                                  ========    ========    ========    ========
Weighted average number of
   common stock and common
   stock equivalent shares
   outstanding . . . . . . . . .    17,741      14,645      17,468      14,335
                                  ========    ========    ========    ========

------------------------------------------------------------------------------

PROPERTY DATA
Total properties
   (at end of period). . . . . .        75          65          75          65
Total units (at end of period) .    23,420      19,953      23,420      19,953
Total units (weighted average) .    23,344      18,972      22,527      17,758
Weighted average monthly
   property revenue per unit . .  $    515    $    501    $    509    $    493

------------------------------------------------------------------------------

                                                        September 30, December 31,
                                                            1997          1996
                                                        ------------- ------------
BALANCE SHEET DATA
Real estate assets, at cost, net . . . . . . . . . .       $702,179     $641,808
Mortgage notes payable and credit facility . . . . .        303,297      258,908
Minority interests . . . . . . . . . . . . . . . . .         15,936       14,886
Stockholders' equity . . . . . . . . . . . . . . . .        398,684      396,535



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

     During the first nine months of 1997, cash flows from operating activities were $32.4 million and the Company received proceeds from stock offerings of $25.7 million, including $20.8 million from its dividend reinvestment plan. These funds, in addition to $40.0 million of net borrowings on the Company's credit facility, were used during the period to pay for a portion of the acquisition of eight apartment properties (containing 2,013 units) for $55.0 million, the distributions to stockholders and minority interest holders of $35.6 million, the capital improvements to properties of $23.2 million, the purchase of the Company's common stock for $6.7 million, and principal repayments of $2.5 million.
As a result, the Company had a net decrease in cash of $25.0 million.

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

     Net cash provided by financing activities decreased by $46.5 million for the first nine months of 1997 compared to the same period in 1996, primarily due to a decrease in proceeds from stock issuances of $54.0 million and an increase in distributions of $13.1 million. This decrease was partially offset by an increase in net borrowings of $10.7 million, the purchase of $4.0 million of minority interest securities and the payment of $3.5 million in financing costs during the first nine months of 1996. Also during the first nine months of 1996, debt reductions were $2.0 million more than during the comparable period in 1997.

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

Funds from Operations
---------------------

     Management of the Company generally considers funds from operations ("FFO") an appropriate measure of the performance of an equity real estate investment trust. FFO is defined as income before income allocated to minority interests (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented herein. FFO does not represent cash generated from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income
(determined in accordance with generally accepted accounting principles) as an indication of the Company's performance or as an alternative to cash flow (determined in accordance with generally accepted accounting principles) as a measure of liquidity.

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

(1) Represents funds from operations available for distribution to common and convertible preferred stockholders and minority interest holders.

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

  Item 5.     Other Information
  -----------------------------

     None.

  Item 6.     Exhibits and Reports on Form 8-K
  --------------------------------------------

     (a)  Exhibits

       11.1 Computation of Net Income per Share (As Restated)

       12.1 Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Stock Dividends (As Restated)

       27.1 Financial Data Schedule (As Restated)

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

Signatures                 Title                                 Date
----------                 -----                                 ----
/s/ Michael E. Masterson   Chairman of the Board of Directors,   February 18, 1998
------------------------   and Director
Michael E. Masterson


/s/ Marshall B. Edwards    Chief Executive Officer, President,   February 18, 1998
------------------------   Chief Acquisitions Officer and Director
Marshall B. Edwards        (Principal Executive Officer)


/s/ Mark S. Dillinger      Executive Vice President, Chief       February 18, 1998
------------------------   Financial Officer and Director
Mark S. Dillinger          (Principal Financial and Accounting
                           Officer)


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

      11.1                Computation of Net Income per Share (As Restated)

      12.1                Computation of Ratio of Earnings to
                          Combined Fixed Charges and Preferred
                          Stock Dividends (As Restated)

      27.1                Financial Data Schedule (As Restated)


