Form 10-K/A
period 1996-12-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1998-02-19
CIK 913280

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-K/A
                        Amendment No. 3

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


                         EXPLANATORY NOTE

     Walden Residential Properties, Inc. (the "Company") a Maryland corporation, hereby amends its Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1996, by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interests and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interests which is deducted in arriving at net income. This change results in net income decreasing by $922,000 in 1995 and $1,705,000 in 1996. The Company believes these changes are necessary to conform the Company's financial statements to generally accepted accounting principles. These changes will have no impact on the financial condition, business or assets of the Company and do not change the Company's net income available to common stockholders per share or funds from operations.

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

     The Company is operated under the direction of Don R. Daseke, Chairman of the Board and Chief Executive Officer of the Company, and a management team substantially all of whom were formerly employed by the Walden Predecessors. The Company's 19 officers have an average tenure with the Company and the Walden Predecessors of nine years and have an average of approximately 18 years experience in the multifamily property business. The Company is fully integrated with operations that include multifamily property acquisitions, redevelopment, property management, finance and asset management.

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

     Certain Federal, state and local laws, ordinances and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of building remodeling, renovation or demolition. Such laws may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of real estate for personal injury associated with ACMs. In connection with the ownership and operation of its properties, the Company may be potentially liable for costs in connection with the matters discussed above.

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

     Distributions by the Company to the extent of its current and accumulated earnings and profits for Federal income tax purposes generally will be taxable to stockholders as ordinary dividend income. Distributions in excess of such earnings and profits generally will be treated as a non-taxable reduction of the stockholder's basis in the shares of Common Stock to the extent thereof (which may have the effect of deferring taxation until such stockholder's sale of the shares of Common Stock), and thereafter as taxable gain. Approximately $0.80 (or 43.3%) of the $1.86 of distributions in 1996 represented a return of capital. In addition, approximately $0.07 (or 3.7%) of the $1.86 distributions in 1996 represented a capital gain from the sale of real estate assets.

Item 6. Selected Financial Data (As Restated - See Note 14 to the Company's Accompanying Financial Statements)
-------------------------------------------------------------------

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

                                                             The Company
                                                    -----------------------------
                                                      Year Ended        February 9 to
                                                      December 31,       December 31,
                                                    ---------------     -------------
                                                  1996           1995        1994
                                                  ----           ----        ----
OPERATING DATA
   Revenues
     Rental income . . . . . . . . . . . .      $ 105,602       $ 78,469    $  39,602
     Other property income . . . . . . . .          3,873          3,090        1,493
     Interest income . . . . . . . . . . .          1,433            856          365
     Other income. . . . . . . . . . . . .            263            409          533
                                                ---------       --------    ---------
       Total revenues. . . . . . . . . . .        111,171         82,824       41,993
   Expenses
     Property operating and maintenance. .         37,521         28,748       15,607
     Real estate taxes . . . . . . . . . .         10,039          7,337        3,275
     General and administrative. . . . . .          5,124          3,811        2,507
     Interest expense. . . . . . . . . . .         20,573         17,111        6,288
     Amortization. . . . . . . . . . . . .            916            900          371
     Depreciation. . . . . . . . . . . . .         19,810         15,734        8,589
                                                ---------       --------    ---------
       Total expenses. . . . . . . . . . .         93,983         73,641       36,637
                                                ---------       --------    ---------
   Operating income. . . . . . . . . . . .         17,188          9,183        5,356
   Gain on disposition of real property. .          1,934          1,502          --
                                                ---------       --------    ---------
   Income before extraordinary item
    and minority interests . . . . . . . .         19,122         10,685        5,356
   Extraordinary loss on debt
    extinguishment . . . . . . . . . . . .         (1,848)        (1,352)         --
                                                ---------       --------    ---------
   Income before income allocated to
    minority interests . . . . . . . . . .         17,274          9,333        5,356
   Income allocated to minority interests.         (1,705)          (922)         --
                                                ---------       --------    ---------
   Net income. . . . . . . . . . . . . . .         15,569          8,411        5,356
   Preferred distributions . . . . . . . .         (2,387)           --           --
                                                ---------       --------    ---------
   Net income available to common
    stockholders . . . . . . . . . . . . .      $  13,182       $  8,411    $   5,356
                                                =========       ========    =========
   Net income available to common
    stockholders per share . . . . . . . .      $     .90       $    .69    $     .62
                                                =========       ========    =========
   Distributions per share of common
    stock. . . . . . . . . . . . . . . . .      $    1.86       $   1.82    $    1.09
                                                =========       ========    =========
   Weighted average number of common stock
    and common stock equivalent shares
    outstanding. . . . . . . . . . . . . .         14,720         12,155        8,689
                                                =========       ========    =========
PROPERTY DATA
  Total properties (at end of period). . .             68             55           40
  Total units (at end of period) . . . . .         21,407         17,205       12,319
  Total units (weighted average) . . . . .         18,430         14,601        9,140
  Weighted average monthly property
   revenue per unit (a). . . . . . . . . .      $     495       $    465    $     420
OTHER DATA
  Funds from operations (b). . . . . . . .      $  36,998       $ 24,917    $  13,945
  Cash flows provided by (used in):
    Operating activities . . . . . . . . .      $  38,281       $ 31,317    $  16,420
    Investing activities . . . . . . . . .      $(158,668)      $(86,926)   $(256,114)
     Financing activities. . . . . . . . .      $ 143,306       $ 58,121    $ 243,982

                                                               The Company
                                                   ----------------------------------
                                                               December 31,
                                                   ----------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
BALANCE SHEET DATA
  Real estate assets . . . . . . . . . . .       $683,515       $513,341       $329,206
  Accumulated depreciation . . . . . . . .        (41,707)       (23,734)        (8,589)
  Total assets . . . . . . . . . . . . . .        689,714        510,548        334,937
  Mortgage notes payable and credit
    facility . . . . . . . . . . . . . . .        258,908        259,015        165,439
  Minority interests . . . . . . . . . . .         14,886         18,608            --
  Stockholders' equity . . . . . . . . . .        396,535        216,519        160,267

---------------
(a) Represents rental income and other property income, divided by weighted average units, divided by the number of months.

(b) Management generally considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO is defined as income (loss) before income allocated to minority interests (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity. In addition, the Company's FFO is not necessarily comparable to similar entitled items reported by other REITs. FFO for the 1995 and 1994 periods have been restated to reflect the new definition of FFO.

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

(c) Management generally considers FFO to be an appropriate measure of the performance of an equity REIT. FFO is defined as income
       (loss) before income allocated to minority interests
       (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets.
       FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as
       an alternative to cash flow as a measure of liquidity.   In
       addition, the Company's FFO is not necessarily comparable to similar entitled items reported by other REITs. FFO for the three periods presented above have been restated to reflect the new definition of FFO.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
-------------------------------------------------------------

Overview
--------

     The Company has revised its financial statements for the fiscal years ended December 31, 1995 and December 31, 1996, by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interests and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interests which is deducted in arriving at net income. This change results in net income decreasing by $922,000 in 1995 and $1,705,000 in 1996. The Company believes these changes are necessary to conform the Company's financial statements to generally accepted accounting principles. These changes will have no impact on the financial condition, business or assets of the Company and do not change the Company's net income available to common stockholders per share or funds from operations.

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

     As of July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets, on a prospective basis ($864,000 was capitalized in 1996 which would have been expensed under the old policy). The Company believes that this accounting policy change is preferable because it is consistent with policies currently being used by the majority of the largest publicly traded apartments REITs and provides a better matching of expenses with the related benefit of the expenditures.

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

       Net cash used in investing activities was $158.7 million for the year ended December 31, 1996, primarily due to $168.2 million of property acquisitions and $9.5 million of capital improvements on the properties, offset by $18.7 million of net cash proceeds from the sale of three properties in 1996.

       Net cash provided from financing activities was $143.3 million for the year ended December 31, 1996, primarily due to a $200.6 million of net proceeds from the sale of stock, less net repayments of mortgage financings and distributions to stockholders and minority interest holders.

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

       For the year ended December 31, 1996, the Company paid distributions of $31.2 million to its common and preferred stockholders and minority interest holders. On March 3, 1997, the Company paid distributions of $10.9 million to common and preferred stockholders and minority interest holders of record on February 17, 1997. The distributions paid to common stockholders and minority interest holders were $.4825 per share, which equates to an annualized distribution of $1.93 per share, a 3.8% increase over the aggregate $1.86 per share distributions paid in 1996.

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

                                                          1996       1995
                                                          ----       ----
Income before extraordinary item and income
allocated to minority interests . . . . . . . . . .     $19,122    $10,685
Gain on disposition of real property. . . . . . . .      (1,934)    (1,502)
Depreciation of real estate assets. . . . . . . . .      19,810     15,734
                                                        -------    -------
  Funds from Operations . . . . . . . . . . . . . .     $36,998    $24,917
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

                           WALDEN RESIDENTIAL PROPERTIES, INC.

                           By:   /s/ Mark S. Dillinger
                                 ---------------------
                                 Mark S. Dillinger
                                 Executive Vice President &
                                 Chief Financial Officer

                           Date: February 18, 1998
                                 ---------------------


                  INDEX TO FINANCIAL STATEMENTS

WALDEN RESIDENTIAL PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report. . . . . . . . . . . . . . . . . . .F-2
  Consolidated Balance Sheets as of December 31, 1996
     and 1995 (As Restated) . . . . . . . . . . . . . . . . . . . .F-3
  Consolidated Statements of Income for the years ended
     December 31, 1996 and 1995 and the period from
     February 9, 1994 (date of commencement of operations)
     through December 31, 1994 (As Restated). . . . . . . . . . . .F-4
  Consolidated Statements of Stockholders' Equity for the
     three year period ended December 31, 1996 (As Restated). . . .F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996 and 1995 and the period from
     February 9, 1994 (date of commencement of operations)
     through December 31, 1994 (As Restated). . . . . . . . . . . .F-6
  Notes to Consolidated Financial Statements (As Restated). . . . .F-7

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

  Schedule III -- Real Estate and Accumulated Depreciation. . . . .S-1


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

     As discussed in Note 14, the accompanying 1996 and 1995 financial statements have been restated.

/s/ Deloitte & Touche LLP
-------------------------

DELOITTE & TOUCHE LLP

Dallas, Texas
March 3, 1997
February 18, 1998 as to Note 14

               WALDEN RESIDENTIAL PROPERTIES, INC.
             CONSOLIDATED BALANCE SHEETS (As Restated)
       (Dollars in thousands, except per share information)

                                                                  December 31,
                                                                ----------------
                                                                1996        1995
                                                                ----        ----
                              ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . . . . . . . .         $ 80,914    $ 60,637
  Buildings and improvements . . . . . . . . . . . .          602,601     452,704
                                                             --------    --------
                                                              683,515     513,341
     Less:  Accumulated depreciation . . . . . . . .          (41,707)    (23,734)
                                                             --------    --------
                                                              641,808     489,607
Receivable from and investment in WDN Management . .              --        1,005
Rent and other receivables . . . . . . . . . . . . .            1,324       1,448
Prepaid and other assets . . . . . . . . . . . . . .            3,146       1,353
Deferred financing costs, net. . . . . . . . . . . .            5,827       4,359
Cash and cash equivalents. . . . . . . . . . . . . .           29,720       6,801
Restricted cash:
  Escrow deposits. . . . . . . . . . . . . . . . . .            5,369       4,105
  Additional collateral on loans . . . . . . . . . .            2,520       1,870
                                                             --------    --------
     Total assets. . . . . . . . . . . . . . . . . .         $689,714    $510,548
                                                             ========    ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . . . . . . . .         $258,908    $252,515
  Credit facility. . . . . . . . . . . . . . . . . .              --        6,500
  Accrued real estate taxes. . . . . . . . . . . . .            7,960       6,522
  Accounts payable . . . . . . . . . . . . . . . . .            5,653       4,815
  Accrued expenses and other liabilities . . . . . .            5,395       4,608
  Preferred distribution payable on convertible
    equity securities. . . . . . . . . . . . . . . .              377         461
                                                             --------    --------
     Total liabilities . . . . . . . . . . . . . . .          278,293     275,421
Commitments and contingencies
Minority interests . . . . . . . . . . . . . . . . .           14,886      18,608
Stockholders' equity:
  Preferred stock, $.01 par value per share,
    10,000 shares authorized, 5,786 shares issued
    and outstanding as of December 31, 1996 and no
    shares issued as of December 31, 1995 (aggregate
    liquidation value of $144,650) . . . . . . . . .               58         --
  Common stock, $.01 par value per share,
    50,000 shares authorized, 16,880 shares issued
    and outstanding as of December 31, 1996 and
    14,190 shares issued and outstanding as of
    December 31, 1995. . . . . . . . . . . . . . . .              169         142
  Excess stock, $.01 par value per share,
    60,000 shares authorized, no shares issued . . .              --          --
  Additional paid in capital . . . . . . . . . . . .          432,974     238,899
  Officer and director notes for stock purchases . .           (5,263)     (4,971)
  Distributions in excess of net income. . . . . . .          (31,403)    (17,551)
                                                             --------    --------
     Total stockholders' equity. . . . . . . . . . .          396,535     216,519
                                                             --------    --------
       Total liabilities and stockholders' equity. .         $689,714    $510,548
                                                             ========    ========

          See Notes to Consolidated Financial Statements.


               WALDEN RESIDENTIAL PROPERTIES, INC.
          CONSOLIDATED STATEMENTS OF INCOME (As Restated)
       (Dollars in thousands, except per share information)

                                                                     For the Period
                                            For the Year Ended      February 9, 1994
                                               December 31,         (Commencement of
                                            ------------------     Operations) through
                                            1996          1995      December 31, 1994
                                            ----          ----     -------------------
REVENUES
  Rental income. . . . . . . . . . . . .  $105,602      $ 78,469        $ 39,602
  Other property income. . . . . . . . .     3,873         3,090           1,493
  Interest income. . . . . . . . . . . .     1,433           856             365
  Other income . . . . . . . . . . . . .       263           409             533
                                          --------      --------        --------
     Total revenues. . . . . . . . . . .   111,171        82,824          41,993
EXPENSES
  Property operating and maintenance . .    37,521        28,748          15,607
  Real estate taxes. . . . . . . . . . .    10,039         7,337           3,275
  General and administrative . . . . . .     5,124         3,811           2,507
  Interest . . . . . . . . . . . . . . .    20,573        17,111           6,288
  Amortization . . . . . . . . . . . . .       916           900             371
  Depreciation . . . . . . . . . . . . .    19,810        15,734           8,589
                                          --------      --------        --------
     Total expenses. . . . . . . . . . .    93,983        73,641          36,637
                                          --------      --------        --------
Operating income . . . . . . . . . . . .    17,188         9,183           5,356
  Gain on disposition of real property .     1,934         1,502             --
                                          --------      --------        --------
Income before extraordinary item and
 income allocated to minority interests.    19,122        10,685           5,356
  Extraordinary loss on debt
    extinguishment . . . . . . . . . . .    (1,848)       (1,352)            --
                                          --------      --------        --------
Income before income allocated to
 minority interests. . . . . . . . . . .    17,274         9,333           5,356
Income allocated to minority interests .    (1,705)         (922)            --
                                          --------      --------        --------
Net income . . . . . . . . . . . . . . .    15,569         8,411           5,356
  Preferred distributions. . . . . . . .    (2,387)          --              --
                                          --------      --------        --------
Net income available to common
  stockholders . . . . . . . . . . . . .  $ 13,182      $  8,411        $  5,356
                                          ========      ========        ========
Income per share:
  Before extraordinary item, less
    preferred distributions and income
    allocated to minority interests. . .  $   1.02      $    .80        $    .62
  Extraordinary loss on debt
    extinguishment . . . . . . . . . . .      (.12)         (.11)            --
                                          --------      --------        --------
  Net income available to common
    stockholders . . . . . . . . . . . .  $    .90      $    .69        $    .62
                                          ========      ========        ========
Weighted average number of common stock
  and common stock equivalent shares
  outstanding. . . . . . . . . . . . . .    14,720        12,155           8,689
                                          ========      ========        ========

         See Notes to Consolidated Financial Statements.


                            WALDEN RESIDENTIAL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (As Restated)
                                      (In thousands)

                                                                                     Additional
                                             Preferred Stock        Common Stock       Paid In
                                            Shares   Par Value   Shares   Par Value    Capital
                                            ------   ---------   ------   ---------  ----------
Balance, January 1, 1994 . . . . . . . . .    --       $ --           1     $ --       $      1
 Public offerings, net of offering costs
   and reduction for carryover basis . . .    --         --       9,886        99       163,727
 Officers' stock purchase. . . . . . . . .                          183         2         3,818
 Distributions . . . . . . . . . . . . . .
 Net income. . . . . . . . . . . . . . . .
                                            -----      -----     ------     -----      --------
Balance, December 31, 1994 . . . . . . . .    --         --      10,070       101       167,546
 Stock issued to purchase real estate
   assets. . . . . . . . . . . . . . . . .                          216         2         4,205
 Public offering, net of offering costs. .                        3,500        35        60,138
 Stock issued under the dividend
   reinvestment plan . . . . . . . . . . .                          404         4         7,037
 Repurchases of the Company's
   common stock. . . . . . . . . . . . . .
 Officers'/Directors' stock purchase . . .                                                  (27)
 Distributions . . . . . . . . . . . . . .
 Net income. . . . . . . . . . . . . . . .
                                            -----      -----     ------     -----      --------
Balance, December 31, 1995 . . . . . . . .    --         --      14,190       142       238,899
 Repurchases of the Company's
   common stock. . . . . . . . . . . . . .
 Officers'/Directors' stock purchase . . .                           19       --            (22)
 Retirement of common stock
   repurchased . . . . . . . . . . . . . .                         (318)       (3)       (6,075)
 Public offerings, net of offering costs .  5,800         58      2,756        28       196,094
 Conversion of preferred stock to
   common stock. . . . . . . . . . . . . .    (14)       --          16       --
 Stock issued under the dividend
   reinvestment plan . . . . . . . . . . .                          217         2         4,331
 Purchase and cancellation of minority
   interest securities . . . . . . . . . .                                                 (253)
 Distributions . . . . . . . . . . . . . .
 Net income. . . . . . . . . . . . . . . .
                                             -----      -----     ------     -----      --------
Balance, December 31, 1996 . . . . . . . .   5,786      $  58     16,880     $ 169      $432,974
                                             =====      =====     ======     =====      ========

                                                   Officer/Director              Distributions
                                                   Notes for Stock     Stock     in Excess of
                                                      Purchases     Repurchases   Net Income
                                                   ---------------  -----------  -------------
Balance, January 1, 1994 . . . . . . . . .            $   --          $   --        $    --
   Public offerings, net of offering
     costs and reduction for carryover
     basis . . . . . . . . . . . . . . . .
   Officers' stock purchase. . . . . . . .             (3,438)
   Distributions . . . . . . . . . . . . .                                            (9,298)
   Net income. . . . . . . . . . . . . . .                                             5,356
                                                      -------         -------       --------
Balance, December 31, 1994 . . . . . . . .             (3,438)            --          (3,942)
   Stock issued to purchase real estate
     assets. . . . . . . . . . . . . . . .
   Public offering, net of offering costs.
   Stock issued under the dividend
     reinvestment plan . . . . . . . . . .
   Repurchases of the Company's common
     stock . . . . . . . . . . . . . . . .                             (2,038)
   Officers'/Directors' stock purchase . .             (1,533)          2,038
   Distributions . . . . . . . . . . . . .                                           (22,020)
   Net income. . . . . . . . . . . . . . .                                             8,411
                                                      -------         -------       --------
Balance, December 31, 1995 . . . . . . . .             (4,971)            --         (17,551)
   Repurchases of the Company's common
     stock . . . . . . . . . . . . . . . .                             (6,462)
   Officers'/Directors' stock purchase . .               (292)            387
   Retirement of common stock repurchased.                              6,075
   Public offerings, net of offering
     costs . . . . . . . . . . . . . . . .
   Conversion of preferred stock to
     common stock. . . . . . . . . . . . .
   Stock issued under the dividend
     reinvestment plan . . . . . . . . . .
   Purchase and cancellation of minority
     interest securities . . . . . . . . .
   Distributions . . . . . . . . . . . . .                                           (29,421)
   Net income. . . . . . . . . . . . . . .                                            15,569
                                                      -------          -------      --------
Balance, December 31, 1996 . . . . . . . .            $(5,263)         $   --       $(31,403)
                                                      =======          =======      ========

                          See Notes to Consolidated Financial Statements.


                     WALDEN RESIDENTIAL PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated)
                            (Dollars in thousands)

                                                                        For the Period
                                             For the Year Ended        February 9, 1994
                                                December 31,           (Commencement of
                                             ------------------      Operations) through
                                             1996          1995       December 31, 1994
                                             ----          ----      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . .      $ 15,569      $  8,411          $  5,356
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Income allocated to minority
    interests. . . . . . . . . . . .         1,705           922               --
     Depreciation and amortization .        20,726        16,634             8,960
     Gain on disposition of real
       property. . . . . . . . . . .        (1,934)       (1,502)              --
     Extraordinary loss on debt
       extinguishment. . . . . . . .         1,848         1,352               --
     Net effect of changes in
       operating accounts:
       Escrow deposits . . . . . . .        (1,299)         (850)           (3,255)
       Other assets. . . . . . . . .          (784)          203            (3,872)
       Accrued real estate taxes . .         1,438         3,521             3,001
       Accounts payable. . . . . . .           492         1,352             2,936
       Other liabilities . . . . . .           520         1,274             3,294
                                          --------      --------          --------
          Net cash provided by
            operating activities . .        38,281        31,317            16,420
                                          --------      --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate
    assets, net of noncash
    items shown below. . . . . . . . .    (168,219)     (103,631)         (251,513)
  Real estate asset additions. . . . .      (9,455)       (6,451)           (4,601)
  Proceeds from disposition of real
    property, net of noncash items
    shown below. . . . . . . . . . . .      18,667        23,156               --
  Purchase of WDN Management net
    assets, net of noncash item
    shown below. . . . . . . . . . . .         339           --                --
                                          --------      --------          --------
     Net cash used in investing
       activities. . . . . . . . . . .    (158,668)      (86,926)         (256,114)
                                          --------      --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance,
    net of issuance costs. . . . . . .     200,614        67,723           170,768
  Purchase of the Company's
    common stock . . . . . . . . . . .      (6,573)       (1,928)              --
  Purchase of minority interest
    securities . . . . . . . . . . . .      (3,975)          --                --
  Distributions paid . . . . . . . . .     (31,210)      (22,481)           (9,298)
  Proceeds from mortgage notes payable
    and credit facility. . . . . . . .     166,770       152,471           108,704
  Payment of mortgage notes payable
    and credit facility. . . . . . . .    (172,188)     (130,753)          (22,550)
  Principal reductions of debt . . . .      (5,242)       (1,197)             (504)
  Payment of financing costs . . . . .      (4,143)       (3,751)           (2,317)
  Prepayment penalties on debt
    extinguishment . . . . . . . . . .         (97)         (914)              --
  Additional collateral on loans . . .        (650)       (1,049)             (821)
                                          --------      --------          --------
     Net cash provided by financing
       activities. . . . . . . . . . .     143,306        58,121           243,982
                                          --------      --------          --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . .      22,919         2,512             4,288

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD. . . . . . . . . . . . . .       6,801         4,289                 1
                                          --------      --------          --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD . . . . . . . . . . . . . . .    $ 29,720      $  6,801          $  4,289
                                          ========      ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for interest . . . . . . .    $ 20,706      $ 16,916          $  5,222
                                          ========      ========          ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Items related to purchase of assets:
     Mortgage notes assumed. . . . . .    $ 14,748      $ 73,055          $ 79,789
                                          ========      ========          ========
     Securities issued for purchase
       of assets . . . . . . . . . . .    $    --       $ 22,825          $    137
                                          ========      ========          ========
     Basis adjustment attributable to
       restricted shares . . . . . . .    $    --       $    --           $  6,697
                                          ========      ========          ========
  Accrued real estate asset
    additions. . . . . . . . . . . . .    $    517      $    416          $    --
                                          ========      ========          ========
  Purchase of WDN Management net
    assets . . . . . . . . . . . . . .    $    354      $    --           $    --
                                          ========      ========          ========
  Mortgage note assumed by buyer upon
    disposition of property. . . . . .    $  4,195      $    --           $    --
                                          ========      ========          ========
  Notes receivable for officers' and
    directors' stock purchases . . . .    $    292      $  1,533          $  3,438
                                          ========      ========          ========
  Distributions payable to minority
    interest holders. . . . . . .. . .    $    377      $    461          $    --
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

     Rental Operations
     -----------------

     As of December 31, 1996, the Company owned 68 multifamily properties in nine states; with 53% of its apartment units located in Texas and 43% located in Florida, Oklahoma, Arizona, Tennessee and Utah. Of the total units owned, 7,402 units, or 35%, are located in the Dallas/Fort Worth area in 18 different submarkets. Apartment units are leased to residents on terms of one year or less, with monthly payments due in advance. Certain of the properties are subject to Federal, state and local statutes or other restrictions requiring that a percentage of apartments be made available to lower or moderate income families. In management's opinion, due to the number of residents, the type and diversity of markets in which the properties operate and the collection terms, there is no concentration of credit risk.

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

     Net Income Per Share of Common Stock
     ------------------------------------

     Net income per share of common stock has been computed by dividing net income available to common stockholders by the weighted average number of common stock and common stock equivalent shares outstanding. Net income available to common stockholders is net income less the distributions on the Company's preferred stock.
Common stock equivalents include the weighted average number of assumed equivalent shares outstanding from stock options if dilutive. Fully diluted net income per share of common stock is not materially dilutive and is not presented.

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

     Environmental Remediation Costs
     -------------------------------

     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimatable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The Company's management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company.

     Reclassifications
     -----------------

     Certain previously reported amounts have been reclassified to conform to current financial statement presentation.

(3)  Change in Accounting Policy (As Restated)
----------------------------------------------

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

     Following is pro forma information as if the revised capitalization policy was in effect as of February 9, 1994 (the date the Company's operations commenced):

                                                         Year Ended
                                                        December 31,       For the Period
                                                     -----------------  February 9, 1994 to
                                                     1996         1995   December 31, 1994
                                                     ----         ----  -------------------
Income before extraordinary item and income
  allocated to minority interests as reported . .  $19,122      $10,685       $ 5,356
Add:  Adjustment for change in accounting policy
  to capitalize carpet replacement costs. . . . .      264          875           518
                                                   -------      -------       -------
Income before extraordinary item and income
  allocated to minority interests as adjusted . .  $19,386      $11,560       $ 5,874
                                                   =======      =======       =======
Net income as adjusted. . . . . . . . . . . . . .  $15,833      $ 9,286       $ 5,874
                                                   =======      =======       =======
Net income available to common stockholders
  as adjusted . . . . . . . . . . . . . . . . . .  $13,446      $ 9,286       $ 5,874
                                                   =======      =======       =======
Income per share:
  Before extraordinary item, less preferred
    distributions and minority interests as
    reported. . . . . . . . . . . . . . . . . . .  $  1.02      $   .80       $   .62
  Adjustment for effect of change in accounting
    policy. . . . . . . . . . . . . . . . . . . .      .02          .08           .06
                                                   -------      -------       -------
  Income before extraordinary item, less
    preferred distributions and minority
    interests as adjusted . . . . . . . . . . . .  $  1.04      $   .88       $   .68
                                                   =======      =======       =======
  Net income available to common stockholders
    as reported . . . . . . . . . . . . . . . . .  $   .90      $   .69       $   .62
  Adjustment for effect of change in accounting
    policy. . . . . . . . . . . . . . . . . . . .      .02          .08           .06
                                                   -------      -------       -------
  Net income available to common stockholders
    as adjusted . . . . . . . . . . . . . . . . .  $   .92      $   .77       $   .68
                                                   =======      =======       =======


(4)    Acquisitions and Dispositions (As Restated)
--------------------------------------------------

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

     Pro Forma Information (Unaudited) (As Restated)
     -----------------------------------------------

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

                                                        Pro Forma
                                                     -----------------
                                                        Year Ended
                                                        December 31,
                                                     -----------------
                                                     1996         1995
                                                     ----         ----
Revenues . . . . . . . . . . . . . . . . . . .    $129,448     $123,711
Expenses . . . . . . . . . . . . . . . . . . .     105,774      104,181
                                                  --------     --------
Income before income allocated to minority
  interests. . . . . . . . . . . . . . . . . .      23,674       19,530
Income allocated to minority interests . . . .      (1,705)      (1,884)
                                                  --------     --------
Net income . . . . . . . . . . . . . . . . . .      21,969       17,646
Preferred distributions. . . . . . . . . . . .     (13,296)     (13,322)
                                                  --------     --------
Net income available to common stockholders. .    $  8,673     $  4,324
                                                  ========     ========
Net income available to common stockholders
  per share. . . . . . . . . . . . . . . . . .    $    .51     $    .26
                                                  ========     ========
Weighted average shares of common stock
  outstanding. . . . . . . . . . . . . . . . .      16,880       16,681
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
                                                                    ========

(6)    WDN Management Company
-----------------------------

     For the period February 9, 1994 through December 31, 1996, the Company owned 5% of the voting common stock and 100% of the non-voting common stock (which represented 95% of the economic interest) of WDN Management Company ("WDN Management"). The remaining 95% of the voting common stock (which represented a 5% economic interest) was owned by the Company's four executive officers. For this period, the results of operations of WDN Management were accounted for on the equity method. On
December 31, 1996, the Company purchased the additional 5% economic interest in WDN Management from the four executive officers for $15,000 which represents the four executive officers' original cost of the shares. At such time, WDN Management and its wholly-owned subsidiary were merged into the Company and WDN Management was dissolved. Following is a summary of the net assets of WDN Management purchased by the Company (in thousands):

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

     On December 14, 1995, the Company agreed to issue shares of common stock at $19.375 per share, the closing sales price of the common stock on the New York Stock Exchange for that date, to the four executive officers, three other officers and four directors.
On December 20, 1995, the Company agreed to issue 122,600 shares of its common stock to such officers and directors. On such date, the closing sales price of the Company's common stock on the New York Stock Exchange was $19.50 per share. Of such shares of common stock, the Company issued 103,800 on December 28, 1995 and 18,800 on January 18, 1996. Such shares were issued from common stock repurchased pursuant to the Company's stock repurchase program (see Note 10). Each officer and director acquiring stock paid 20% and 50%, respectively, of the purchase price in cash with the remaining amount loaned by the Company. Each loan is evidenced by a note with a five year term, bearing interest at a fixed rate of 8% per annum, payable quarterly, and is secured by a pledge of the shares of common stock purchased. In addition, each officer and director is personally liable for the indebtedness evidenced by the respective note.

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

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies to use recognized option pricing models to estimate the fair value of stock based compensation, including stock options. The Company has elected not to recognize compensation expense as calculated under SFAS No. 123, but rather will continue recognizing expense as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123.

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

(10) Stockholders' Equity and Minority Interests (As Restated)
--------------------------------------------------------------

     Minority Interests
     ------------------

     In June 1995, the Company acquired a controlling interest in a limited partnership (the "Partnership") which currently owns 13 multifamily properties. This Partnership was consolidated by the Company and the limited partnership interests in the Partnership which were not purchased by the Company were recorded as minority interests. The limited partnership interests are only exchangeable for shares of the Company's common stock at the option of the interest holders, but no later than June 30, 2018. The limited partnership interests were initially exchangeable for an aggregate of 1,012,660 shares of the Company's common stock. In September 1996, the Company purchased a limited partner's interest in the Partnership (which was exchangeable for 202,532 shares of common stock) for $4.0 million. As a result, as of December 31, 1996, the remaining limited partnership interests not owned by the Company are exchangeable for an aggregate of 810,128 shares of the Company's common stock.

     The limited partnerhsip interests were valued at $18.375 per share, which was the market price of the Company's common stock on June 30, 1995. Prior to exchange, the holders of the limited partnership interests are entitled to receive quarterly distributions from the Partnership equal to the greater of the Company's actual distributions per share or $.455 per share on the number of exchangeable shares of common stock (810,128 shares as of December 31, 1996). Distributions of $1,705,000 and $922,000 were paid to the interest holders for the years ended December 31, 1996 and 1995, respectively.

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

     Stock Repurchases
     -----------------

     In December 1995, the Company announced its intention to repurchase shares of its common stock. During 1995, the Company repurchased 103,800 shares of its common stock at a cost of $2,038,000, of which $110,000 was not paid until January 1996. All 103,800 shares were reissued to officers and directors on December 28, 1995. During 1996, the Company repurchased 318,300 shares of its common stock at a cost of $6,462,000; of which 18,800 shares were reissued on January 18, 1996 pursuant to an officer and director stock purchase agreement (see Note 8). The remaining 299,500 shares were retired in 1996.

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

     The fixed rate mortgage notes payable of $207.8 million as of December 31, 1996, have a fair value of $211.7 million (excluding prepayment penalties) as estimated based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1996. Of these mortgage notes, $178.0 million are not prepayable at December
31, 1996. The remaining notes are subject to prepayment penalties of $1.9 million at December 31, 1996, which would be required to retire these notes prior to maturity. The floating rate mortgage notes payable balance of $51.1 million at December 31, 1996 reasonably approximates fair value.

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


(13)   Quarterly Financial Data (Unaudited) (As Restated)
---------------------------------------------------------

     Summarized quarterly financial information for the three year period ended December 31, 1996 is as follows (in thousands, except per share amounts):

                                                      1996 Quarters Ended
                                     --------------------------------------------------------
                                     March 31      June 30      September 30      December 31      Total
                                     --------      -------      ------------      -----------      -----
Revenues . . . . . . . . . . .        $25,275      $25,962         $28,899           $31,035     $111,171
Expenses . . . . . . . . . . .         21,755       22,117          24,136            25,975       93,983
                                      -------      -------         -------           -------     --------
Operating income . . . . . . .          3,520        3,845           4,763             5,060       17,188
Gain on disposition of real
  property . . . . . . . . . .            --         1,272             724               (62)       1,934
Extraordinary loss on debt
  extinguishment . . . . . . .           (488)         (96)           (488)             (776)      (1,848)
Income allocated to minority
  interests. . . . . . . . . .           (471)        (471)           (387)             (376)      (1,705)
                                      -------      -------         -------           -------     --------
Net income . . . . . . . . . .          2,561        4,550           4,612             3,846       15,569
Preferred distributions. . . .            --          (342)         (1,022)           (1,023)      (2,387)
                                      -------      -------         -------           -------     --------
Net income available to
  common stockholders. . . . .        $ 2,561      $ 4,208         $ 3,590           $ 2,823     $ 13,182
                                      =======      =======         =======           =======     ========
Net income per share:
Before extraordinary item, less
  preferred distributions
  and income allocated to
  minority interests . . . . .        $   .21      $   .31         $   .28           $   .23     $   1.02
Extraordinary loss on debt
  extinguishment . . . . . . .           (.03)        (.01)           (.03)             (.05)        (.12)
                                      -------      -------         -------           -------     --------
Net income available to
  common stockholders. . . . .        $   .18      $   .30         $   .25           $   .18     $    .90
                                      =======      =======         =======           =======     ========

                                                      1995 Quarters Ended
                                    --------------------------------------------------------
                                    March 31      June 30      September 30      December 31      Total
                                    --------      -------      ------------      -----------      -----
Revenues . . . . . . . . . . .       $16,729      $17,571         $23,826           $24,698      $82,824
Expenses . . . . . . . . . . .        15,181       15,979          21,035            21,446       73,641
                                     -------      -------         -------           -------      -------
Operating income . . . . . . .         1,548        1,592           2,791             3,252        9,183
Gain on disposition of real
  property . . . . . . . . . .           --         1,110             --                392        1,502
Extraordinary loss on debt
  extinguishment . . . . . . .           --          (465)            --               (887)      (1,352)
Income allocated to minority
  interests. . . . . . . . . .           --           --             (461)             (461)        (922)
                                     -------      -------         -------           -------      -------
Net income available to
  common stockholders. . . . .       $ 1,548      $ 2,237         $ 2,330           $ 2,296      $ 8,411
                                     =======      =======         =======           =======      =======
Net income per share:
Before extraordinary item, less
  income allocated to minority
  interests. . . . . . . . . .       $   .15      $   .26         $   .17           $   .22      $   .80
Extraordinary loss on debt
  extinguishment . . . . . . .           --          (.04)            --               (.07)        (.11)
                                     -------      -------         -------           -------      -------
Net income available to
  common stockholders. . . . .       $   .15      $   .22         $   .17           $   .15      $   .69
                                     =======      =======         =======           =======      =======

14.    Restatement of Financial Information

     Subsequent to the issuance of the Company's 1996 financial statements, the Company's management determined that the accounting for convertible equity securities was inappropriate. The Company has revised its financial statements for the fiscal years ended December 31, 1995 and December 31, 1996, by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interests and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interests which is deducted in arriving at net income. A summary of the significant effect of the restatement is as follows:

                                      1996                       1995
                          -------------------------  -----------------------
                          As Previously       As     As Previously     As
                             Reported      Restated     Reported    Restated
                          -------------    --------  -------------  --------
At December 31:
   Minority interests. . . . $    --       $ 14,886    $    --      $ 18,608
   Stockholders' equity. . . $411,421      $396,535    $235,127     $216,519

For the year ended
  December 31:
   Net income. . . . . . . . $ 17,274      $ 15,569    $  9,333     $  8,411

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

           11.1   Computation of Net Income per Share. (As Restated)   *

           12.1   Computation of Ratio of Earnings to Combined
                  Fixed Charges and Preferred Stock Dividends.
                  (As Restated)   *

           18.1   Letter regarding a change in accounting
                  principles.   *

           21.1   Schedule of Subsidiaries of the Company.   *

           23.1   Independent Auditors' Consent. (As Restated)   *

           27.1   Financial Data Schedule. (As Restated)   *



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