Form 10-K
period 1997-12-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1998-03-30
CIK 913280

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $429,708,040 at February 28, 1998.

The number of shares of common stock outstanding at February 28, 1998 was 18,395,311.

               DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission related to the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.


                              PART I

ITEM 1.     BUSINESS

GENERAL

     Walden Residential Properties, Inc. (the "Company") is a self-administered, self-managed, fully integrated real estate investment trust ("REIT") focused on middle income multifamily properties located primarily in selected Southwestern and Southeastern metropolitan areas. The Company, a Maryland corporation with headquarters in Dallas, Texas, was formed in September 1993 to continue and expand the multifamily property ownership, management, acquisition and marketing operations and related business objectives and strategies of The Walden Group, Inc. and its subsidiaries and affiliates (collectively, the "Walden Predecessors"). The Company owned and operated 154 multifamily properties (the "Properties") as of December 31, 1997, containing 42,482 apartment units. Approximately 92% of the Properties are located in the Houston, Dallas/Fort Worth, Austin, Phoenix, Nashville, Jacksonville, Tampa, Oklahoma City, San Antonio, Atlanta, Salt Lake City and San Diego areas (the "Target Markets"), with the remaining Properties primarily located in other areas in the Southwest and Southeast regions of the United States. Of the total units owned, 29% are located in Houston (in 14 different submarkets), and 28% are located in Dallas/Fort Worth (in 20 different submarkets). The Properties had a weighted average physical occupancy rate of approximately 93.3% for 1997 and 93.0% for the month of February 1998. In addition, the Company currently manages on a fee basis two additional multifamily properties consisting of 772 apartment units.

     Upon completion of the Company's initial public offering on February 9, 1994 (the "IPO"), the Company purchased the multifamily operations of the Walden Predecessors, including 18 properties containing 5,895 apartment units (of which a 299-unit property was sold in April 1995, a 384-unit property was sold in April 1996 and a 144-unit property was sold in September 1996), and concurrently purchased two additional properties containing 448 apartment units, one of which was owned by a third party and the other of which was principally owned by the Walden Predecessors (collectively, the "Original Properties"). Since the consummation of the IPO, the Company has acquired 146 properties (the "Acquisition Properties") (of which a 242-unit property was sold in December 1995, a 304-unit property was sold in August 1996, a 392-unit property was sold in October 1997 and six properties were combined in 1997 with certain other properties owned to achieve operating efficiencies, containing an aggregate of 37,904 apartments units, for an aggregate acquisition cost of $1.3 billion. In connection with one property acquired in December 1996, the Company acquired approximately 81 acres of adjacent undeveloped land for $4 million. The land is zoned for an additional 900 apartment units, which offers the Company the opportunity to develop apartment communities in the future. Management believes that these acquisitions are consistent with its core acquisition strategy of acquiring well located garden apartment properties at prices less than replacement costs, which serve middle income residents and can benefit from the Company's comprehensive management and enhancement programs.

     On October 1, 1997, the Company acquired the assets and business of Drever Partners, Inc. and its affiliates, including 18 partnerships of which Drever Partners, Inc. and certain of its affiliates were the general partners, (collectively, "Drever"), a private real estate management company based in San Francisco and Houston. This transaction included the acquisition by the Company of 79 apartment properties (consisting of 18,118 units), which are included in the 146 properties acquired by the Company since its IPO. Pursuant to an Exchange Agreement with Drever, the consideration exchanged by the Company consisted of approximately $94.7 million of cash, the assumption of $286.0 million of mortgage debt (of which the Company repaid $119.0 million with proceeds from an unsecured term loan and its unsecured credit facility) and $303.5 million of operating partnership units (the "Common OP Units" and "Preferred OP Units", collectively the "Units") issued by a newly-formed operating partnership subsidiary of the Company, Walden/Drever Operating Partnership, L.P. ("WDOP"), to the shareholders and partners of and equity participants in Drever.
The Units are exchangeable on or after October 1, 1998, into an aggregate of 10,322,397 shares of the Company's common stock, 1,999,909 shares of the Company's 9.00% Redeemable Preferred Stock and 6,666,363 Series B Warrants (each of which is exercisable for one-third of one share of the Company's common stock at $26.875 per share). The 9.00% Redeemable Preferred Stock and the Preferred OP Units are redeemable at the option of the Company in 10 years at a redemption price of $25 per share or unit.

     The Company's executive offices are located at One Lincoln Centre, 5400 LBJ Freeway, Suite 400, Dallas, Texas 75240. The telephone number is (972) 788-0510. The Company was incorporated in Maryland on September 29, 1993, and the duration of its existence is perpetual.

BUSINESS STRATEGIES

     The Company's primary business objective is to maximize stockholder value by maintaining long-term growth in funds from operations for distributions to its stockholders. To achieve this objective, the Company will focus on maximizing the internal growth of its expanded portfolio through property management and resident services, implementation of a property enhancement program and acquisition of garden apartment properties that have strong cash flow growth potential and are located in the Company's Target Markets. The completion of the Drever combination has provided the Company with increased management depth and expertise in property and asset management and property redevelopment. Specifically, the Company intends to implement the following business strategies:

     Increased Property Cash Flow. The integration of the Company's and Drever's property management operations is expected to produce a level of service that is successful at resident retention and focused on increasing occupancy and rental rates. The Company also anticipates increasing its cash flow by controlling operating expenses and implementing programs to generate ancillary income (such as cable, telephone and laundry).

     Property Enhancement/Repositioning Program. The Company has initiated a property enhancement program to upgrade the physical appearance (both exterior and interior) of certain properties. These property enhancements are expected to generate high yields through increased rental rates and resident retention. In addition, certain of the Company's properties have been targeted for repositioning. By reinvesting in its properties, the Company expects to set them apart from deteriorating, similar aged properties and increase their competitiveness with newly constructed units that are generally available at considerably higher rates. These upgrades are expected to yield substantially increased revenue streams.

     Acquisitions. The Company also seeks to increase its funds from operations by acquiring multifamily properties that have prospects for long-term growth and can be purchased at prices substantially below replacement cost. Following the IPO, the Company has engaged in an active acquisition program, acquiring 146 multifamily properties, containing 37,904 apartment units (including the Drever transaction of 79 properties consisting of 18,118 units). The Company is currently focusing its acquisition efforts in the Target Markets due to the attractive demographics of these markets and the availability of properties for sale.

     Dispositions. Through the Company's asset management function, properties are routinely evaluated to determine that optimal operating results are achieved. In connection with this evaluation, properties may be targeted for disposition once a determination is made that such properties have achieved their maximum investment return. In addition, certain properties not located in the Company's core markets may be targeted for disposition.

PROPERTY MANAGEMENT

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

     The Company's standardized policies and procedures specify reporting requirements and management guidelines which are to be applied at each property. Such policies and procedures facilitate management consistency in all markets. The Company uses customized software programs, including an on-site computerized rent roll system, to provide site, regional and executive management with rapid access to all marketing and accounting information. Weekly marketing reports are prepared by on-site property directors which track each property's leasing status, occupancy rate, prospective resident traffic, unit availability, lease renewals, residents moving in and out of apartments, notices by residents to vacate their apartments and delinquent rental charges or other fees. Accounting elements such as receivables, payables, rent roll status and budget compliance are regularly monitored through this system.

     Marketing and leasing activities and procedures are designed to comply with all established Federal, state and local laws and regulations. The Company generally offers leases having six to 12 month terms, with individual property marketing plans structured to respond to local market conditions. Qualifying standards for prospective residents are established to comply with the affordable housing restrictions placed on certain of the Properties, the Fair Housing Amendments Act of 1988 (the "FHA") and the regulations thereunder and are designed to stabilize service levels and income streams. The Company has 14 properties which are currently subject to restrictions that require a specified number of apartments be offered to households with lower or moderate incomes. The Company utilizes standard lease contracts promulgated by local apartment associations to ensure compliance with the most recent legislative and judicial activities related to multifamily properties, as well as to permit uniform lease administration relating to rent collections, security deposit dispositions, evictions, repairs and renewals.

EMPLOYEES

     As of February 27, 1998, the Company had 1,252 employees, of which 172 are located at the Company's headquarters in Dallas, Texas and its regional offices located in Atlanta, Austin, Dallas, Fort Worth, Houston, Jacksonville, Phoenix, San Antonio, Tampa and Tulsa. The remaining 1,080 employees are located at the properties owned by the Company and those fee managed. None of the Company's employees are currently represented by a union. The Company believes that relations with its employees are good.

COMPETITION

     All of the Properties are located in developed areas that include other multifamily properties. The number of multifamily properties in a particular area could have a material effect on the Company's ability to lease units at its Properties or at any newly acquired properties and on the rents charged. Additionally, there are other housing alternatives that compete with the Properties in attracting residents. The Properties also compete directly with single family homes that are available in the markets in which the Properties are located.

     The Company competes for acquisitions with other entities, such as insurance companies, pension funds, private individuals, investment companies and other REITs, which may have greater resources than the Company.

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

     Affordable Housing Restrictions. The Company has 14 properties which are subject to restrictions requiring that a specified percentage of the apartment units in such Properties be offered to households with lower or moderate incomes (currently, 68% of the total number of apartment units in the 14 affected properties and 8% of the total number of the Company's apartment units). Generally, these provisions originated from the use of tax exempt financing in those instances where it was determined that the benefits of the lower interest rate associated with such financing offset the potential reduction of rental income resulting from such rental restrictions. In addition, three of these properties are subject to limits on the amount of rent that can be charged for certain of the apartment units. The Company believes it is in compliance with these restrictions. These restrictions have not had a material adverse effect on the Company's operations or ability to rent the units, and management does not anticipate that such restrictions will have a material adverse effect on future operations or possible sales of the 14 properties in the future.

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

ENVIRONMENTAL MATTERS

     Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate hazardous or toxic substances or petroleum product releases at such property and may be held liable to a government entity or third party for property damage, investigation and remediation costs incurred by such parties in connection with such contamination. Such laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of, or caused the presence of, the contaminants. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such real estate or to borrow using such real estate as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Individuals who arrange for the disposal or treatment of hazardous or toxic substances may be held liable for the costs of investigation, remediation or removal of such hazardous or toxic substances at or from the disposal or treatment facility regardless of whether such facility is owned or operated by such person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

     Certain Federal, state and local laws, ordinances and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of the remodeling, renovation or demolition of a building. Such laws may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of real estate for personal injury associated with ACMs. In connection with the ownership and operation of its properties, the Company may be potentially liable for costs in connection with the matters discussed above.

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

     The environmental assessments on each of the 154 Properties have revealed elevated lead content in the drinking water at three of the Properties and ACMs at 75 of the Properties (some of which is friable, but in good and manageable condition). The consulting firm that conducted the environmental studies has prepared an operations and maintenance program recommending procedures to be followed in dealing with ACMs if they are moved or otherwise disturbed. The cost to the Company resulting from any future disturbance of the ACMs will depend upon the magnitude of the disturbance and the location of the ACMs. The consulting firm advised the Company that it is not required by Federal law to take any action to address the lead levels in the water; however, the Company is currently evaluating the remedial actions and notification options. The Company anticipates any such remedial actions and notifications will cost between $10,000 and $30,000 in the aggregate.

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

ITEM 2.     PROPERTIES

     The Company's Portfolio. As of December 31, 1997, the Company's portfolio consisted of 154 multifamily properties containing 42,482 apartment units located in 11 states. The Properties are generally comprised of two and three-story buildings in landscaped settings and generally include such amenities as a clubhouse, swimming pools, laundry facilities and cable television access. Certain of the Properties offer additional amenities such as saunas, whirlpools, exercise facilities, tennis courts and covered parking. The Properties contain an average of 276 apartment units, with the largest property containing 994 apartment units. The apartment units have an average size of 787 square feet. The Properties were built between 1967 and 1988 and have a weighted average age by number of apartment units of approximately 15 years.

The Properties (as owned effective January 1, 1998) are concentrated in the following markets:

                                Number       Number        Percent
Location                    of Properties   of Units   of Total Units
--------                    -------------   --------   --------------
Houston                            52         12,125        28.54%
Dallas/Fort Worth                  40         11,749        27.66%
Austin                             11          3,216         7.57%
Phoenix                             7          2,360         5.56%
Nashville                           4          1,858         4.37%
Jacksonville                        5          1,748         4.11%
Tampa                               5          1,528         3.60%
Oklahoma City                       4          1,196         2.82%
San Antonio                         5          1,146         2.70%
Atlanta                             4          1,002         2.36%
Salt Lake City                      2            768         1.81%
San Diego                           3            480         1.13%
                                  ---         ------       -------
  Subtotal                        142         39,176        92.22%
Other Markets (a)                  12          3,306         7.78%
                                  ---         ------       -------
  Total                           154         42,482       100.00%
                                  ===         ======       =======

(a)  Represents properties in six different states.

     No single property accounts for greater than 4.1% of the Company's total revenues. The Properties had a weighted average physical occupancy of 93.3% for 1997 and 93.5% for the month of February 1998. Resident leases are generally for six to 12 month terms and often require security deposits. The Properties are located in mature, developed neighborhoods. Management believes the Properties are well built and have been well maintained.

     Capital Expenditures. The Company has adopted a policy of expensing all maintenance and non-major, recurring repair and replacement items, with the exception of carpet replacement which, as of July 1, 1996, is capitalized on a prospective basis. Such maintenance expense items include, but are not limited to, landscaping, pest control, electrical, plumbing, cleaning units, interior painting of the units, window blinds, and pool and recreation facility maintenance. Non-major expense items include but are not limited to roofing, exterior painting and asphalt resurfacing under approximately $10,000. Repair and maintenance expenses for 1997 were approximately $13.0 million, or $477 per weighted average unit.

     The Company capitalizes all major repairs and replacements which are not considered part of the normal maintenance of the Properties or turnover of an apartment unit. As of July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets, on a prospective basis ($864,000 was capitalized in 1996 which would have been expensed under the old policy). The Company believes that this accounting policy change is preferable because it is consistent with policies currently being used by the majority of the largest publicly traded apartment REITs and provides a better matching of expenses with the related benefit of the expenditures. In addition, the Company capitalizes non-recurring items such as access gates and carports initially installed on the property. The Company also capitalizes all deferred maintenance items of an acquisition property which are planned at the time of acquisition to bring the property to satisfactory operating condition. Such renovation of an acquisition property generally takes six to 18 months to complete, depending on the magnitude of the renovations.

     The Company's management believes that asset quality is one of the most important characteristics of an apartment property. Asset quality can be significantly improved by repositioning the asset through capital improvements that create an attractive, upscale residential appearance, like building facades or enhancements that improve with age, such as landscaping enhancements. The Company's repositioning program includes professional design of exterior buildings and clubhouse interiors. This program also includes interior upgrades such as modern lighting, wall mirrors and crown molding. All of these capital improvements help distinguish the Properties from their aging contemporaries. The economic justification for the Company's repositioning program is the anticipated higher yield on the total cost of a property, which is achieved through sustained high occupancy rates and rental rate increases.

     For the year ended December 31, 1997, the Company spent approximately $32.4 million of capital expenditures to its Properties, of which $13.9 million related to acquisition renovation costs for properties acquired in 1997 and 1996. An additional $9.2 million was expended on non-recurring items, $0.8 million was expended for repositioning programs and $8.5 million was expended for normal recurring capital expenditures to properties not under renovation (the "Matured Properties") (of which $6.1 million related to the Company's 15,981 same store units, as defined later, resulting in an average cost of $384 per unit).

     For 1998, the Company has budgeted total capital expenditures of $52.1 million. The breakdown by type of capital expenditure is as follows (in thousands):

Normal recurring capital expenditures ($378 per unit) . . . . . . . $14,490
Acquisition renovation costs (for properties acquired in 1997). . . 5,935 Non-recurring capital expenditures (including $4.3 million for
  carports) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9,512
Repositioning program capital expenditures. . . . . . . . . . . . .  22,143
                                                                    -------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $52,080
                                                                    =======

                    Walden Residential Properties, Inc.
                             Apartments Owned

                                                                          Total
                                                   Number     Year      Rentable
                                                     of   Construction    Area     Total
Metropolitan Area/Property Location                Units  Completed (1) (Sq. Ft.) Acreage
-------------------------- --------                -----  ------------- --------  -------

Austin
------
Arbors of Austin (2)       Austin, TX                226       1985      154,920     9.68
Arbors of Wells Branch     Austin, TX                212       1986      156,228    11.20
Ashbury Parke              Austin, TX                416       1983      278,936    13.20
Audubon Square             Austin, TX                164       1985      139,476     6.50
Harper's Creek             Austin, TX                268       1982      201,838     8.00
Lakes of Renaissance       Austin, TX                308       1987      215,024    11.60
Oak Ridge                  Austin, TX                253       1978      173,699     9.29
Pinto Creek                Austin, TX                249       1985      199,146    22.60
Polo Club                  Austin, TX                304       1986      203,784    11.20
Shadow Creek               Austin, TX                420       1982      314,936    18.02
Trestles of Austin         Austin, TX                396       1984      275,904    10.66
                                                  ------       ----   ---------- --------
Austin Total/Weighted Average                      3,216       1984    2,313,891   131.95
                                                  ------       ----   ---------- --------


Corpus Christi
--------------
Rafters, The               Corpus Christi, TX        250       1984      216,496    12.00
Wharf, The                 Corpus Christi, TX        250       1984      216,496    17.13
Willowick                  Corpus Christi, TX        250       1984      216,496    12.00
                                                  ------       ----   ---------- --------
Corpus Christi Total/Weighted Average                750       1984      649,488    41.13
                                                  ------       ----   ---------- --------


Dallas/Ft. Worth
----------------
Arbor Creek                Dallas, TX                280       1984      216,676    12.22
Arbor Park (2)             Dallas, TX                430       1983      319,668    14.94
Arbors of Bedford (2)      Bedford, TX               204       1983      161,332     8.56
Arbors of Carrollton (2)   Carrollton, TX            131       1984      112,418     8.56
Arbors of Euless (2)       Euless, TX                272       1984      213,794    12.82
Bent Creek                 Dallas, TX                326       1980      234,082    11.72
Braden's Walk (2)          Bedford, TX               706       1983      514,220    32.79
Brittany Park              Dallas, TX                217       1978      193,556     8.67
Canyon Ridge               Dallas, TX                164       1983      120,812     7.33
Casa Valley                Dallas, TX                150       1986      130,926     5.46
Cinnamon Park              Arlington, TX             272       1985      213,192    13.00
Clover Hill (2)            Arlington, TX             216       1984      178,928     8.87
Club at Springlake         Haltom City, TX           200       1986      146,328     8.04
Creekwood Village          Dallas, TX                362       1985      256,584     9.40
Fielder's Glen             Arlington, TX             220       1985      165,752    10.00
Gables, The                McKinney, TX              220       1986      169,880    10.00
Greens Crossing            Dallas, TX                364       1984      262,761    10.50
Hillcrest (2)              Grand Prairie, TX         310       1984      204,146    12.94
Hilltop                    North Richland Hills, TX  238       1984      179,256    12.20
La Prada Club              Dallas, TX                273       1985      223,630     9.71
Montfort Oaks              Dallas, TX                276       1979      215,476    12.07
Newport                    Irving, TX                308       1982      238,768    12.40
Parks at Treepoint (2)     Arlington, TX             586       1985      471,968    29.52
Pinnacle                   Lewisville, TX            150       1985      119,774     6.30
Post Oak Place             Euless, TX                354       1983      255,798    11.08
Preston Greens             Dallas, TX                256       1980      246,340    11.21
Reflections of Highpoint   Dallas, TX                372       1986      281,940    11.10
Remington Hill             Fort Worth, TX            440       1986      339,008    15.00
Rivercrest                 Arlington, TX             420       1979      337,056    19.30
Shadow Creek               North Richland Hills, TX  240       1986      181,896    12.20
Shadowridge Village        Dallas, TX                144       1985      118,804     5.97
Springfield                Mesquite, TX              264       1985      193,212     9.00
Summer Meadows             Plano, TX                 389       1986      323,434    21.60
Summer Villas              Dallas, TX                460       1984      328,020    15.80
Summers Crossing           Plano, TX                 293       1986      238,697    15.70
Summers Landing            Fort Worth, TX            196       1985      139,300     7.80
Trinity Mills              Dallas, TX                208       1982      162,960    10.53
Trinity Oaks               Dallas, TX                240       1983      150,318     4.90
Waterford on the Meadow    Plano, TX                 350       1985      310,746    21.98
Woodridge                  Fort Worth, TX            248       1984      197,600    10.38
                                                  ------       ----   ---------- --------
Dallas Total/Weighted Average                     11,749       1984    9,069,056   491.57
                                                  ------       ----   ---------- --------

Houston
-------
Arbor Point                Houston, TX                65       1984       57,000     2.20
Ashton Woods               Houston, TX               177       1978      151,142     6.85
Aston Brook                Houston, TX               152       1982      119,376     5.29
Bar Harbor                 Houston, TX               316       1983      209,076    13.19
Bayou Oaks                 Houston, TX               210       1984      158,470     6.08
Brandon Oaks               Houston, TX               196       1984      168,856     8.00
Briarcrest                 Houston, TX               376       1982      296,760    13.90
Brookfield                 Houston, TX               250       1984      188,974    10.93
Carriage Hill              Houston, TX               252       1980      242,088    11.20
Central Park Condos        Houston, TX                93       1985       99,080     7.20
Central Park Regency       Houston, TX               348       1983      318,968    13.38
Charleston, The            Houston, TX               312       1981      226,499     5.69
Cimarron Park              Houston, TX               162       1984      134,756     6.50
Cimarron Parkway           Houston, TX               272       1983      238,264     9.26
Colony Oaks                Houston, TX               162       1967      166,830     6.20
Colorado Club              Houston, TX               300       1986      225,788    10.13
Copper Cove                Houston, TX               270       1983      204,240     7.00
Enclave at Cypress Park    Houston, TX               384       1984      329,844    11.20
Foxboro                    Houston, TX               220       1982      162,712     6.30
Georgetown                 Houston, TX               156       1968      237,328    34.40
Harbor Pointe              Houston, TX               198       1968      178,700     4.80
Harpers Mill               Houston, TX               180       1981      143,252     6.79
Hidden Lake                Houston, TX               440       1986      318,748    32.63
Holiday on Hayes           Houston, TX               312       1981      250,564    10.47
Hunt Club, The             Houston, TX               204       1984      135,948     8.25
Huntley, The               Houston, TX               214       1985      165,054     7.35
Laurel Creek               Houston, TX               428       1985      323,568    15.80
Live Oak                   Houston, TX               162       1978      121,558     5.49
Meadows on Memorial        Houston, TX                96       1982       94,940     3.56
Mill Creek                 Houston, TX               174       1982      149,640     5.59
Monticello on Cranbrook    Houston, TX               244       1983      203,500    11.20
Northwoods                 Houston, TX               200       1978      237,636    17.44
One Camden Court           Houston, TX               136       1982      104,216     4.47
One Cypress Landing        Houston, TX               464       1979      358,156    15.27
One Westfield Lake         Houston, TX               246       1984      269,454    19.98
One Willow Chase           Houston, TX               136       1983      104,216     4.36
One Willow Park            Houston, TX               178       1984      140,165     6.00
Pathway, The               Houston, TX               144       1978      139,498     5.95
Pine Creek                 Houston, TX               216       1980      170,184     8.06
Polo Club on Cranbrook I   Houston, TX               228       1981      161,456     9.30
Polo Club on Cranbrook II  Houston, TX               292       1982      215,080     7.00
Richmond Green             Houston, TX               224       1980      214,494     8.76
Riverwalk                  Houston, TX               184       1984      140,560     7.58
Silverado                  Houston, TX               344       1979      248,960    11.31
Stony Creek                Houston, TX               252       1980      194,240     9.30
Timbers of Cranbrook       Houston, TX               274       1984      206,884     9.50
Tranquility Lake           Houston, TX                90       1983       84,446    10.10
Wimbledon                  Houston, TX               161       1978      154,601     6.30
Woodborough                Houston, TX               320       1983      222,640    10.30
Woodchase                  Houston, TX               270       1978      252,542     9.98
Woodedge                   Houston, TX               126       1982      113,850     6.65
Woodlake                   Houston, TX               315       1976      242,587     8.28
                                                  ------       ----   ---------- --------
Houston Total/Weighted Average                    12,125       1981    9,997,388   502.72
                                                  ------       ----   ---------- --------
San Antonio
-----------
Costa del Sol              San Antonio, TX           244       1985      180,798    10.00
Country View               San Antonio, TX           272       1981      213,120    11.00
Remington                  San Antonio, TX           158       1986      112,018     4.90
Summer Oaks                San Antonio, TX           256       1983      171,464     9.50
Villas of St. Moritz       San Antonio, TX           216       1986      149,040     7.50
                                                  ------       ----   ---------- --------
San Antonio Total/Weighted Average                 1,146       1984      826,440    42.90
                                                  ------       ----   ---------- --------
Other Texas
-----------
Fountaingate               Wichita Falls, TX         280       1980      252,040    17.79
Settler's Cove             Beaumont, TX              182       1982      133,654     6.24
                                                  ------       ----   ---------- --------
Other Texas Total/Weighted Average                   462       1981      385,694    24.03
                                                  ------       ----   ---------- --------
Texas Total/Weighted Average                      29,448       1983   23,241,957 1,234.30
                                                  ------       ----   ---------- --------
Jacksonville
------------
Bentley Green              Jacksonville, FL          444       1986      308,096    25.69
Brookwood Club             Jacksonville, FL          360       1987      287,480    15.00
Huntington at Hidden Hills Jacksonville, FL          224       1986      183,200    14.97
Remington at Ponte Vedra   Ponte Vedra Beach, FL     344       1986      302,904    28.60
Sandpiper                  Jacksonville, FL          376       1985      289,112    17.00
                                                  ------       ----   ---------- --------
Jacksonville Total/Weighted Average                1,748       1986    1,370,792   101.26
                                                  ------       ----   ---------- --------
Tampa
-----
Ashton Park (2)            Tampa, FL                 192       1988      152,072    10.93
Bel Shores                 Largo, FL                 250       1985      189,874    22.30
Carlyle at Waters          Tampa, FL                 392       1986      281,893    13.00
Oak Ramble (2)             Tampa, FL                 256       1985      229,384    20.56
Three Palms                Tampa, FL                 438       1986      369,362    34.70
                                                  ------       ----   ---------- --------
Tampa Total/Weighted Average                       1,528       1986    1,222,585   101.49
                                                  ------       ----   ---------- --------


Other Florida
-------------
Saratoga                   Melbourne, FL             210       1986      146,732    14.00
                                                  ------       ----   ---------- --------
Florida Total/Weighted Average                     3,486       1986    2,740,109   216.75
                                                  ------       ----   ---------- --------
Phoenix
-------
Casa Verde                 Phoenix, AZ               268       1983      178,140     8.23
Crestwood                  Phoenix, AZ               276       1984      149,433     8.29
Fairways, The              Phoenix, AZ               160       1981      118,192     5.80
Garden Place               Phoenix, AZ               286       1979      231,120    14.20
Meadow Glen                Glendale, AZ              290       1987      242,020    11.20
Terra Vida                 Mesa, AZ                  384       1988      305,600    15.40
Woodstone                  Phoenix, AZ               696       1986      573,564    19.70
                                                  ------       ----   ---------- --------
Phoenix Total/Weighted Average                     2,360       1985    1,798,069    82.82
                                                  ------       ----   ---------- --------
Oklahoma City
-------------
Copperfield                Oklahoma City, OK         262       1983      187,080     7.70
Hunter's Ridge             Oklahoma City, OK         212       1984      155,587     6.00
Summerfield Place          Oklahoma City, OK         224       1981      154,528     9.00
Woodscape                  Oklahoma City, OK         498       1985      363,073    15.60
                                                  ------       ----   ---------- --------
Oklahoma City Total/Weighted Average               1,196       1984      860,268    38.30
                                                  ------       ----   ---------- --------
Tulsa
-----
Burning Tree               Tulsa, OK                 256       1978      156,848    11.32
Cinnamon Stick             Tulsa, OK                 424       1978      256,672    14.57
Lift, The                  Tulsa, OK                 328       1979      194,168    14.23
                                                  ------       ----   ---------- --------
Tulsa Total/Weighted Average                       1,008       1978      607,688    40.12
                                                  ------       ----   ---------- --------

Oklahoma Total/Weighted Average                    2,204       1981    1,467,956    78.42
                                                  ------       ----   ---------- --------
Nashville
---------
Nashboro Village (2)       Nashville, TN             994       1982      959,153    60.73
Brandywine                 Nashville, TN             300       1985      203,418    21.00
Raintree                   Nashville, TN             332       1985      216,930    24.90
Windsor Park (2)           Hendersonville, TN        232       1985      151,954    13.35
                                                  ------       ----   ---------- --------
Nashville Total/Weighted Average                   1,858       1984    1,531,455   119.98
                                                  ------       ----   ---------- --------
Salt Lake City
--------------
James Pointe               Murray, UT                312       1985      236,928    11.60
Stillwater                 Murray, UT                456       1986      343,216    15.34
                                                  ------       ----   ---------- --------
Salt Lake City Total/Weighted Average                768       1986      580,144    26.94
                                                  ------       ----   ---------- --------
Atlanta
-------
Parkway Station (2)        Atlanta, GA               344       1986      369,960    28.63
Saratoga Springs           Atlanta, GA               266       1985      223,402    20.00
Shannon Chase              Atlanta, GA               156       1987      163,400    26.00
Villas at Indian Trails    Atlanta, GA               236       1986      242,044    39.70
                                                  ------       ----   ---------- --------
Atlanta Total/Weighted Average                     1,002       1986      998,806   114.33
                                                  ------       ----   ---------- --------
San Diego
---------
Felicita Creek             San Diego, CA             136       1987      104,440     6.20
Park Bonita                San Diego, CA             184       1984      154,256    11.12
Sun Ridge                  San Diego, CA             160       1986      134,800     5.44
                                                  ------       ----   ---------- --------
San Diego Total/Weighted Average                     480       1986      393,496    22.76
                                                  ------       ----   ---------- --------

Other Markets
-------------
Eagle Pointe               Indianapolis, IN          256       1988      202,000    19.77
Silverado                  Albuquerque, NM           256       1985      183,656     8.10
Winridge                   Aurora, CO (Denver)       364       1986      303,438    15.80
                                                  ------       ----   ---------- --------
Other Markets Total/Weighted Average                 876       1986      689,094    43.67
                                                  ------       ----   ---------- --------
Total/Weighted Average                            42,482       1983   33,441,086 1,939.97
                                                  ======       ====   ========== ========

(1) Year construction completed indicates the year in which the final certificate of occupancy for the property was issued.

(2) Represents recently acquired property for which historical information is not available.


                     Walden Residential Properties, Inc.
                             Apartments Owned

                                                                                 Average
                                                                             Monthly Rental
                                                               Physical           Rate
                                                              Occupancy         Per Unit
                                 Unit Type       Average  ----------------- -----------------
                            ------------------- Apt. Size December December December December
                            1BR    2BR  3BR/4BR (Sq. Ft.)   1997     1996     1997     1996
                            ---    ---  ------- --------- -------- -------- -------- --------

Austin
------
Arbors of Austin (2)        182     44     --        685    96.0%     N/A     $551      N/A
Arbors of Wells Branch      164     48     --        737    97.1%   91.0%      595      590
Ashbury Parke               304    112     --        671    95.2%   96.6%      549      533
Audubon Square               36    128     --        850    94.8%   91.8%      611      609
Harper's Creek              228     40     --        753    95.8%   94.1%      570      584
Lakes of Renaissance        218     84      6        698    97.1%   90.6%      579      567
Oakridge                    151    102     --        687    97.5%   97.5%      563      551
Pinto Creek                 162     87     --        800    95.4%   93.3%      636      637
Polo Club                   240     64     --        670    95.2%   94.6%      534      531
Shadow Creek                354     66     --        750    94.6%   91.8%      531      530
Trestles of Austin          252    144     --        697    93.6%   93.9%      613      614
                         ------ ------ ------      -----    -----   -----     ----     ----
Austin Total/
Weighted Average          2,291    919      6        719    95.5%   93.7%      572      569
                         ------ ------ ------      -----    -----   -----     ----     ----
Corpus Christi
--------------
Rafters, The                 74    132     44        866    92.8%   89.7%      573      548
Wharf, The                   74    132     44        866    94.1%   96.0%      599      564
Willowick                    74    132     44        866    94.9%   98.4%      595      557
                         ------ ------ ------      -----    -----   -----     ----     ----
Corpus Christi Total/
Weighted Average            222    396    132        866    93.9%   94.7%      589      556
                         ------ ------ ------      -----    -----   -----     ----     ----
Dallas/Ft. Worth
----------------
Arbor Creek                 136    144     --        774    92.8%   92.9%      593      562
Arbor Park (2)              334     96     --        743    88.6%     N/A      548      N/A
Arbors of Bedford (2)       128     76     --        791    89.7%     N/A      569      N/A
Arbors of Carrollton (2)     55     76     --        858    95.7%     N/A      624      N/A
Arbors of Euless (2)        136    136     --        786    91.7%     N/A      556      N/A
Bent Creek                  284     42     --        718    93.9%   89.8%      495      479
Braden's Walk (2)           468    238     --        728      N/A     N/A      N/A      N/A
Brittany Park               149     68     --        892    91.8%   95.9%      625      592
Canyon Ridge                 76     88     --        737    97.2%   98.2%      573      540
Casa Valley                 120     30     --        873    94.2%   90.3%      704      675
Cinnamon Park               144    112     16        784    90.6%   91.2%      563      550
Clover Hill (2)             104    112     --        828    92.6%     N/A      530      N/A
Club at Springlake          128     72     --        732    86.2%   93.4%      516      483
Creekwood Village           328     34     --        709    95.9%   94.4%      519      503
Fielder's Glen              140     80     --        753    93.4%   94.0%      513      500
Gables, The                 160     60     --        772    94.8%   95.6%      617      602
Greens Crossing             292     72     --        722    89.9%   89.1%      495      482
Hillcrest (2)               264     46     --        659    94.3%     N/A      472      N/A
Hilltop                     150     88     --        753    95.6%   90.8%      528      505
La Prada                    168    105     --        819    93.0%   94.6%      599      575
Montfort Oaks               160    116     --        781    98.1%   96.2%      605      579
Newport                     208    100     --        775    94.4%   96.6%      575      549
Parks at Treepoint (2)      276    294     16        805    92.7%     N/A      543      N/A
Pinnacle                     86     64     --        798    95.5%   94.1%      610      586
Post Oak Place              270     84     --        723    91.3%   92.5%      541      528
Preston Greens              164     92     --        962    91.4%   94.7%      693      668
Reflections of Highpoint    276     96     --        758    92.6%   95.4%      613      581
Remington Hill              300    140     --        770    93.3%   96.0%      563      541
Rivercrest                  320    100     --        803    89.3%   87.9%      535      510
Shadow Creek                120    120     --        758    93.6%   95.2%      545      518
Shadowridge Village         112     32     --        825    87.7%   94.1%      614      606
Springfield                 192     72     --        732    95.4%   91.6%      534      520
Summer Meadows              236    153     --        831    92.0%   91.6%      667      630
Summer Villas               380     80     --        713    91.9%   94.5%      565      548
Summers Crossing            215     78     --        815    94.7%   94.2%      652      626
Summers Landing             172     24     --        711    97.0%   94.7%      563      536
Trinity Mills               128     80     --        783    91.3%   95.4%      612      570
Trinity Oaks                189     51     --        626    96.9%   95.7%      538      518
Waterford on the Meadow     102    248     --        888    93.0%   91.9%      654      632
Woodridge                   128    104     16        797    81.3%   89.6%      477      470
                         ------ ------ ------      -----    -----   -----     ----     ----
Dallas Total/
Weighted Average          7,798  3,903     48        772    92.6%   93.3%      569      552
                         ------ ------ ------      -----    -----   -----     ----     ----
Houston
-------
Arbor Point                  43     22     --        877    97.0%   96.5%      631      607
Ashton Woods                 76     74     27        854    93.2%   96.3%      496      468
Aston Brook                  88     64     --        785    95.5%   90.9%      463      432
Bar Harbor                  260     56     --        662    92.8%   96.2%      487      462
Bayou Oaks                  138     72     --        755    96.9%   93.8%      480      445
Brandon Oaks                 88    108     --        862    90.2%   91.6%      540      512
Briarcrest                  232    144     --        789    90.5%   94.3%      511      469
Brookfield                  190     60     --        756    95.8%   95.9%      505      473
Carriage Hill                96    120     36        961    95.5%   94.0%      568      538
Central Park Condos          29     52     12      1,065    97.2%   91.8%      715      670
Central Park Regency        132    216     --        917    95.6%   97.5%      570      543
Charleston, The             228     84     --        726    96.1%   97.4%      452      437
Cimarron Park               100     54      8        832    95.2%   98.0%      546      506
Cimarron Parkway            216     56     --        876    97.1%   97.4%      536      501
Colony Oaks                  92     70     --      1,030    97.6%   97.3%      604      583
Colorado Club               220     80     --        753    96.4%   93.1%      523      513
Copper Cove                 192     78     --        756    88.8%   95.9%      496      479
Enclave at Cypress Park     232    124     28        859    93.7%   92.6%      563      537
Foxboro                     160     60     --        740    93.0%   90.6%      487      468
Georgetown                   42     33     81      1,521    97.9%   98.8%      941      904
Harbor Pointe                90    104      4        903    91.4%   91.4%      636      616
Harpers Mill                 88     92     --        796    90.7%   92.2%      462      443
Hidden Lake                 288    152     --        724    96.4%   93.8%      639      614
Holiday on Hayes            172    140     --        803    96.2%   94.8%      536      509
Hunt Club, The              168     36     --        666    97.7%   96.6%      456      433
Huntley, The                128     86     --        771    95.8%   88.4%      617      603
Laurel Creek                304    100     24        756    93.2%   92.4%      578      563
Live Oak                    136     26     --        750    95.5%   92.1%      515      487
Meadows on Memorial          --     75     21        989    97.6%   98.8%      612      588
Mill Creek                   76     98     --        860    97.4%   95.9%      484      454
Monticello on Cranbrook      73    171     --        834    96.8%   94.5%      502      473
Northwoods                   --    100    100      1,188    96.2%   98.5%      675      639
One Camden Court             60     76     --        766    95.6%   92.8%      422      405
One Cypress Landing         396     68     --        772    90.9%   93.0%      442      412
One Westfield Lake           72    126     48      1,095    95.5%   93.9%      637      596
One Willow Chase             60     76     --        766    97.5%   96.8%      482      448
One Willow Park             131     47     --        787    96.9%   98.5%      509      475
Pathway, The                136      8     --        969    96.4%   96.1%      655      627
Pine Creek                  128     88     --        788    91.9%   94.1%      475      449
Polo Club on Cranbrook I    156     72     --        708    94.3%   89.0%      429      404
Polo Club on Cranbrook II   176    116     --        737    91.4%   90.4%      443      420
Richmond Green               74    150     --        958    97.7%   96.5%      644      619
Riverwalk                   128     56     --        764    94.9%   95.5%      527      491
Silverado                   272     72     --        724    97.3%   97.8%      526      485
Stoney Creek                164     88     --        771    96.7%   92.4%      464      439
Timbers of Cranbrook        184     90     --        755    95.5%   95.3%      470      437
Tranquility Lake             35     55     --        938    98.0%   92.1%      699      689
Wimbledon                    49    106      6        960    96.8%   97.8%      567      533
Woodborough                 240     80     --        696    95.4%   97.2%      428      403
Woodchase                    86    184     --        935    94.5%   97.9%      601      571
Woodedge                     21    104      1        904    95.4%   97.9%      541      513
Woodlake                    260     52      3        770    95.8%   97.6%      517      495
                         ------ ------ ------      -----    -----   -----     ----     ----
Houston Total/
Weighted Average          7,205  4,521    399        825    94.9%   94.8%      535      508
                         ------ ------ ------      -----    -----   -----     ----     ----
San Antonio
-----------
Costa Del Sol               170     74     --        741    89.6%   95.4%      522      526
Country View                176     96     --        784    96.3    95.1%      486      487
Remington                   108     50     --        709    91.6    90.6%      504      523
Summer Oaks                 184     72     --        670    91.0    90.6%      464      465
Villas of St. Moritz        136     80     --        690    98.5    90.6%      483      475
                         ------ ------ ------      -----    ----    -----     ----     ----
San Antonio Total/
Weighted Average            774    372     --        721    93.5%   92.7%      491      493
                         ------ ------ ------      -----    -----   -----     ----     ----
Other Texas
-----------
Fountaingate                160    104     16        900    89.6%   91.9%      526      521
Settler's Cove              138     44     --        734    94.8%   94.8%      501      483
                         ------ ------ ------      -----    -----   -----     ----     ----
Other Texas Total/
Weighted Average            298    148     16        835    91.6%   93.1%      516      506
                         ------ ------ ------      -----    -----   -----     ----     ----
Texas Total/
Weighted Average         18,588 10,259    601        789    93.9%   94.0%      551      531
                         ------ ------ ------      -----    -----   -----     ----     ----
Jacksonville
------------
Bentley Green               336    108     --        694    94.0%   92.5%      559      555
Brookwood Club              200    160     --        799    87.0%   87.4%      547      540
Huntington at Hidden Hills   64    160     --        818    95.6%   89.5%      541      511
Remington at Ponte Vedra    136    208     --        881    93.1%   93.7%      651      648
Sandpiper                   200    144     32        769    89.7%   93.9%      548      535
                         ------ ------ ------      -----    -----   -----     ----     ----
Jacksonville Total/
Weighted Average            936    780     32        784    91.6%   91.6%      570      560
                         ------ ------ ------      -----    -----   -----     ----     ----
Tampa
-----
Ashton Park (2)             122     70     --        792      N/A     N/A      N/A      N/A
Bel Shores                  138    112     --        759    93.9%   89.8%      608      586
Carlyle at Waters           310     82     --        719    90.6%   91.6%      511      492
Oak Ramble (2)              128    128     --        896    94.3%     N/A      621      N/A
Three Palms                 254    184     --        843    86.0%   92.4%      623      595
                         ------ ------ ------      -----    -----   -----     ----     ----
Tampa Total/
Weighted Average            952    576     --        800    90.4%   91.5%      587      555
                         ------ ------ ------      -----    -----   -----     ----     ----
Other Florida
-------------
Saratoga                    160     50     --        699    93.4%   93.2%      514      536
                         ------ ------ ------      -----    -----   -----     ----     ----
Florida Total/
Weighted Average          2,048  1,406     32        786    91.3%   91.7%      573      557
                         ------ ------ ------      -----    -----   -----     ----     ----
Phoenix
-------
Casa Verde                  184     84     --        665    93.3%   95.8%      408      381
Crestwood                   255     21     --        541    95.5%   91.4%      450      437
Fairways, The               108     52     --        739    92.8%   97.0%      546      517
Garden Place                132    154     --        808    94.8%   97.1%      580      546
Meadow Glen                  90    200     --        835    96.3%   96.7%      610      604
Terra Vida                  128    224     32        796    96.5%   95.2%      613      556
Woodstone                   432    240     24        824    89.5%   94.1%      589      567
                         ------ ------ ------      -----    -----   -----     ----     ----
Phoenix Total/
Weighted Average          1,329    975     56        762    93.5%   95.0%      554      528
                         ------ ------ ------      -----    -----   -----     ----     ----


Oklahoma City
-------------
Copperfield                 196     66     --        714    94.7%   98.5%      473      459
Hunter's Ridge              148     64     --        734    90.7%   93.1%      455      440
Summerfield Place           176     48     --        690    89.9%   94.9%      445      440
Woodscape                   348    150     --        729    88.8%   93.2%      475      463
                         ------ ------ ------      -----    -----   -----     ----     ----
Oklahoma City Total/
Weighted Average            868    328     --        719    90.6%   94.6%      465      454
                         ------ ------ ------      -----    -----   -----     ----     ----
Tulsa
-----
Burning Tree                208     48     --        613    97.0%   90.4%      359      346
Cinnamon Stick              360     64     --        605    92.5%   91.1%      352      332
Lift, The                   280     48     --        592    90.9%   87.0%      348      333
                         ------ ------ ------      -----    -----   -----     ----     ----
Tulsa Total/
Weighted Average            848    160     --        603    93.1%   89.6%      352      336
                         ------ ------ ------      -----    -----   -----     ----     ----
Oklahoma Total/
Weighted Average          1,716    488     --        666    91.8%   92.3%      414      400
                         ------ ------ ------      -----    -----   -----     ----     ----
Nashville
---------
Nashboro Village (2)        456    426    112        965    91.0%     N/A      632      N/A
Brandywine                  240     60     --        678    88.0%   90.0%      543      532
Raintree                    252     80     --        653    84.9%   86.3%      545      536
Windsor Park (2)            186     46     --        655    92.8%     N/A      534      N/A
                         ------ ------ ------      -----    -----   -----     ----     ----
Nashville Total/
Weighted AveragE          1,134    612    112        824    89.7%   88.1%      590      534
                         ------ ------ ------      -----    -----   -----     ----     ----
Salt Lake City
--------------
James Pointe                144    168     --        759    90.4%   92.7%      588      572
Stillwater                  152    304     --        753    94.5%   95.9%      597      594
                         ------ ------ ------      -----    -----   -----     ----     ----
Salt Lake City Total/
Weighted Average            296    472     --        755    92.9%   94.6%      593      585
                         ------ ------ ------      -----    -----   -----     ----     ----
Atlanta
-------
Parkway Station (2)          72    164    108      1,075      N/A     N/A      N/A      N/A
Saratoga Springs            128    138     --        840    94.8%   97.9%      635      605
Shannon Chase                50    106     --      1,047    90.6%   95.7%      674      641
Villas at Indian Trails      60    176     --      1,026    84.5%   88.4%      684      663
                         ------ ------ ------      -----    -----   -----     ----     ----
Atlanta Total/
Weighted Average            310    584    108        997    90.1%   94.0%      662      634
                         ------ ------ ------      -----    -----   -----     ----     ----
San Diego
---------
Felicita Creek               36    100     --        768    97.9%   96.4%      649      606
Park Bonita                  36    148     --        838    94.0%   97.0%      789      741
Sun Ridge                    16    144     --        843    93.6%   94.7%      629      591
                         ------ ------ ------      -----    -----   -----     ----     ----
San Diego Total/
Weighted Average             88    392     --        820    95.0%   96.0%      696      653
                         ------ ------ ------      -----    -----   -----     ----     ----
Other Markets
-------------
Eagle Pointe                152    104     --        789    90.1%   88.7%      576      571
Silverado                   180     76     --        717    88.6%   87.9%      560      569
Winridge                    262    102     --        834    93.7%   93.5%      627      605
                         ------ ------ ------      -----    -----   -----     ----     ----
Other Markets Total/
Weighted Average            594    282     --        787    91.1%   90.5%      593      585
                         ------ ------ ------      -----    -----   -----     ----     ----
Total/Weighted Average   26,103 15,470    909        787    93.2%   93.7%     $553     $531
                         ====== ====== ======      =====    =====   =====     ====     ====

(1) Year construction completed indicates the year in which the final certificate of occupancy for the property was issued.

(2) Represents recently acquired property for which historical information is not available.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOITE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     The common stock of the Company ("Common Stock") has traded on the New York Stock Exchange ("NYSE") under the symbol "WDN" since February 2, 1994, the date on which the Common Stock began trading. The following table sets forth for the periods indicated the high and low sales prices per common share as reported on the NYSE and the distributions declared by the Company per common share for each such period in 1997 and 1996:

                                                           Distributions
Quarter Ended                             High      Low      Per Share
-------------                             ----      ---    ------------
March 31, 1997 . . . . . . . . .        $26.875   $24.000     $0.4825
June 30, 1997. . . . . . . . . .         25.688    21.250      0.4825
September 30, 1997 . . . . . . .         25.750    22.750      0.4825
December 31, 1997. . . . . . . .         26.000    23.500      0.4825

March 31, 1996 . . . . . . . . .        $22.125   $20.000     $0.465
June 30, 1996. . . . . . . . . .         21.875    20.250      0.465
September 30, 1996 . . . . . . .         21.875    19.750      0.465
December 31, 1996. . . . . . . .         26.000    20.875      0.465

     As of February 28, 1998, the Common Stock was held by 1,594 stockholders of record, including shares held in nominee or street name by brokers.

     For the year ended December 31, 1997, the Company declared and paid distributions totaling $1.93 per share of Common Stock. On March 4, 1998, the Company paid a distribution of $.4825 per share to record holders of Common Stock on February 18, 1998, representing an annualized distribution of $1.93 per share of Common Stock.

     Pursuant to a provision of the Company's credit facility, distributions to stockholders may not exceed 90% of funds from operations, as defined in the credit facility. The Company does not anticipate its distributions to be restricted by this provision.

     Future distributions made by the Company will be at the discretion of its Board of Directors and will depend upon numerous factors, including the gross revenues received from the Properties, the operating expenses of the Company, capital expenditures for the Properties and the interest expense incurred in borrowing.

     Distributions by the Company to the extent of its current and accumulated earnings and profits for Federal income tax purposes generally will be taxable to stockholders as ordinary dividend income, ordinary gain or capital gain. Distributions in excess of such earnings and profits generally will be treated as a non-taxable reduction of the stockholder's basis in the shares of Common Stock to the extent thereof (which may have the effect of deferring taxation until the sale of such shares of Common Stock), and thereafter as taxable gain.

Following is an allocation of the 1997 distributions to common stockholders:

                               Amount of Distribution
Distribution Type                 per Common Share          Percentage
-----------------              ----------------------       ----------

Ordinary Taxable Dividend              $1.02                  52.90%
20% Rate Capital Gain                   0.04                   2.23%
Section 1250 Ordinary Gain              0.02                   0.81%
Return of Capital                       0.85                  44.06%
                                       -----                 -------
                                       $1.93                 100.00%
                                       =====                 =======

ITEM 6.   SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial data for the Company and combined financial data for 18 of the Original Properties (three of which have been sold, one in April 1995, one in April 1996 and one in September 1996) acquired concurrently with the closing of the IPO and the assets, liabilities and operations of the Walden Predecessors' operating companies. The historical consolidated operating data for the Company for the years ended December 31, 1997, 1996 and 1995 and the period from February 9, 1994 (date of commencement of operations) to December 31, 1994 and the balance sheet data as of December 31, 1997, 1996, 1995 and 1994 and the combined operating data of the Walden Predecessors for the period January 1, 1994 to February 8, 1994 and the year ended December 31, 1993 and the balance sheet data as of December 31, 1993 have been derived from the consolidated financial statements and accounting records of the Company and the combined financial statements and accounting records of the Walden Predecessors, respectively, which have been audited by independent auditors. The consolidated and combined historical operating results of the Company and the Walden Predecessors may not be indicative of future operating results of the Company. The following selected financial information should be read in conjunction with the discussion set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements included elsewhere in this report. All amounts are in thousands except per share and property data.

                                                                      The Company
                                                ------------------------------------------------------
                                                                                         February 9 to
                                                       Year Ended December 31,           December 31,
                                                -----------------------------------      -------------
                                                1997 (a)         1996          1995          1994
                                                --------         ----          ----          ----
OPERATING DATA
  Revenues
     Rental income . . . . . . . . . . . .     $  163,224     $ 105,602     $  78,469     $  39,602
     Other property income . . . . . . . .          6,313         3,873         3,090         1,493
     Interest income . . . . . . . . . . .          1,598         1,433           856           365
     Other income. . . . . . . . . . . . .             --           263           409           533
                                               ----------     ---------     ---------     ---------
       Total revenues. . . . . . . . . . .        171,135       111,171        82,824        41,993
  Expenses
     Property operating and maintenance. .         56,483        37,521        28,748        15,607
     Real estate taxes . . . . . . . . . .         16,805        10,039         7,337         3,275
     General and administrative. . . . . .          7,734         5,124         3,811         2,507
     Unusual charge - officer settlement
       agreement . . . . . . . . . . . . .          1,940            --            --            --
     Interest expense. . . . . . . . . . .         28,447        20,573        17,111         6,288
     Depreciation and amortization . . . .         34,668        20,726        16,634         8,960
                                               ----------     ---------     ---------     ---------
       Total expenses. . . . . . . . . . .        146,077        93,983        73,641        36,637
                                               ----------     ---------     ---------     ---------
  Operating income . . . . . . . . . . . .         25,058        17,188         9,183         5,356
  Gain on disposition of real property . .          2,055         1,934         1,502            --
  Extraordinary loss on debt
    extinguishment . . . . . . . . . . . .           (422)       (1,848)       (1,352)           --
                                               ----------     ---------     ---------     ---------
  Income before income allocated
    to minority interests. . . . . . . . .         26,691        17,274         9,333         5,356
  Income allocated to minority interests .         (4,109)       (1,705)         (922)           --
                                               ----------     ---------     ---------     ---------
  Net income . . . . . . . . . . . . . . .         22,582        15,569         8,411         5,356
  Preferred distributions. . . . . . . . .        (13,186)       (2,387)           --            --
                                               ----------     ---------     ---------     ---------
  Net income available to common
    stockholders . . . . . . . . . . . . .     $    9,396     $  13,182     $   8,411     $   5,356
                                               ==========     =========     =========     =========
  Basic net income per share . . . . . . .     $     0.53     $    0.90     $    0.69     $    0.62
                                               ==========     =========     =========     =========
  Diluted net income per share . . . . . .     $     0.53     $    0.89     $    0.69     $    0.62
                                               ==========     =========     =========     =========
  Distributions per share of common stock.     $     1.93     $    1.86     $    1.82     $    1.09
                                               ==========     =========     =========     =========
  Basic weighted average number of common
    shares . . . . . . . . . . . . . . . .         17,590        14,720        12,155         8,689
                                               ==========     =========     =========     =========
PROPERTY DATA
  Total properties (at end of period) (b).            154            68            55            40
  Total units (at end of period) . . . . .         42,482        21,407        17,205        12,319
  Total units (weighted average) . . . . .         27,346        18,430        14,601         9,140
  Weighted average monthly property revenue
    per unit (c) . . . . . . . . . . . . .     $      517     $     495     $     465     $     420
OTHER DATA
  Funds from operations (d). . . . . . . .     $   50,233     $  36,998     $  24,917     $  13,945
  Cash flows provided by (used in):
     Operating activities. . . . . . . . .     $   70,822     $  38,281     $  31,317     $  16,420
     Investing activities. . . . . . . . .     $  327,814     $(158,668)    $ (86,926)    $(256,114)
     Financing activities. . . . . . . . .     $  237,029     $ 143,306     $  58,121     $ 243,982

                                                                    December 31,
                                                   -----------------------------------------------
                                                   1997          1996          1995           1994
                                                   ----          ----          ----           ----
BALANCE SHEET DATA
  Real estate assets . . . . . . . . . . .     $1,507,613     $ 683,515     $ 513,341     $329,206
  Accumulated depreciation . . . . . . . .        (74,584)      (41,707)      (23,734)      (8,589)
  Total assets . . . . . . . . . . . . . .      1,469,472       689,714       510,548      334,937
  Mortgage notes payable, credit facility
    and term loan. . . . . . . . . . . . .        702,354       258,908       259,015      165,439
  Minority interests . . . . . . . . . . .        321,916        14,886        18,608           --
  Stockholders' equity . . . . . . . . . .        395,215       396,535       216,519      160,267

(a) On October 1, 1997, the Company acquired Drever. For a discussion of the Drever transaction, see the general section located in Item 1 of Part I.

(b) The number of properties was reduced to 154 as of December 31, 1997, upon the combination of six properties during 1997 with certain other properties owned by the Company to achieve operating efficiencies.

(c) Represents rental income and other property income, divided by weighted average units, divided by the number of months.

(d) Management generally considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, amortization and income allocated to minority interests. In addition, extraordinary or unusual items that are non-recurring events which would materially distort the comparative measure of FFO are typically excluded. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity. The Company's FFO is not necessarily comparable to similar entitled items reported by other REITs. The Company's computation of FFO assumes the conversion of all convertible securities, including minority interest securities. FFO for the 1995 and 1994 periods have been restated to reflect NAREIT's revised definition of FFO.

                                                       Walden Predecessors
                                                 -----------------------------
                                                 January 1 to     Year Ended
                                                  February 8,     December 31,
                                                     1994             1993
                                                  ------------    ------------
OPERATING DATA
  Revenues
     Rental income. . . . . . . . . . . . . . . .  $  3,047        $ 27,336
     Other property income. . . . . . . . . . . .       134           1,286
     Interest income. . . . . . . . . . . . . . .        37             124
     Property management fees . . . . . . . . . .       150           1,266
                                                   --------        --------
       Total revenues . . . . . . . . . . . . . .     3,368          30,012

  Expenses
     Property operating and maintenance . . . . .     1,242          11,398
     Real estate taxes . . . . . . . .  . . . . .       226           2,159
     General and administrative. . . .  . . . . .       217           2,263
     Interest expense. . . . . . . . .  . . . . .     1,075          11,456
     Amortization and financing costs.  . . . . .        20           1,417
     Depreciation. . . . . . . . . . .  . . . . .       633           6,114
                                                   --------        --------
       Total expenses. . . . . . . . .  . . . . .     3,413          34,807

  Net loss (a) . . . . . . . . . . . .  . . . . .  $    (45)       $ (4,795)
                                                   ========        ========
PROPERTY DATA
  Total properties (at end of period) . . . . . .        18              18
  Total units (at end of period). . . . . . . . .     5,895           5,895
  Total units (weighted average). . . . . . . . .     5,895           5,895
  Weighted average monthly property revenue
    per unit (b). . . . . . . . . . . . . . . . .  $    421        $    405
OTHER DATA
  Funds from operations (c) . . . . . . . . . . .  $    588        $  1,370
  Cash flows provided by (used in):
     Operating activities . . . . . . . . . . . .  $  1,858        $  1,698
     Investing activities . . . . . . . . . . . .  $     --        $    (23)
     Financing activities . . . . . . . . . . . .  $   (311)       $ (1,476)

                                                                  December 31,
                                                                      1993
                                                                  ------------
BALANCE SHEET DATA
  Real estate assets. . . . . . . . . . . . . . .                  $195,421
  Accumulated depreciation and impairment
    allowance . . . . . . . . . . . . . . . . . .                   (83,026)
  Total assets. . . . . . . . . . . . . . . . . .                   121,889
  Mortgage notes payable. . . . . . . . . . . . .                   147,322
  Partners' deficit . . . . . . . . . . . . . . .                   (33,610)

(a) Net loss of Walden Predecessors is before income tax benefits and extraordinary gains.

(b) Represents rental income and other property income, divided by weighted average units, divided by the number of months.

(c) Management generally considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, amortization and income allocated to minority interests. In addition, extraordinary or unusual items that are non-recurring events which would materially distort the comparative measure of FFO are typically excluded. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity. The Company's FFO is not necessarily comparable to similar entitled items reported by other REITs. The Company's computation of FFO assumes the conversion of all convertible securities, including minority interest securities. FFO for the 1994 and 1993 periods have been restated to reflect NAREIT's revised definition of FFO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

OVERVIEW

     The following discussion should be read in conjunction with the "Selected Financial Data" and all of the financial statements and notes thereto included elsewhere in this report. Such financial statements and information have been prepared to reflect the consolidated statements of income of the Company for the three years ended December 31, 1997 and the balance sheets of the Company as of December 31, 1997 and 1996. (See the Walden Residential Properties, Inc. Consolidated Financial Statements and related Notes included elsewhere in this report.)

     Changes in revenues and expenses related to the Properties during 1997, 1996 and 1995 are primarily the result of property acquisitions. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

RESULTS OF OPERATIONS

     Results of Operations for the Company for the Year Ended
December 31, 1997 Compared to the Year Ended December 31,1996

     The weighted average number of units owned increased by 8,916 in 1997, or 48.4%, from 18,430 units in 1996 to 27,346 in 1997 as a result of the acquisition of additional properties. Total units owned at December 31, 1996 and 1997 were 21,407 and 42,482, respectively. The portfolio had a weighted average physical occupancy of 93.5% for 1996 and 93.3% for 1997.

     The Company owned 51 properties with 15,981 apartment units throughout both calendar years 1997 and 1996 ("same store"). The operating performance of these same store properties is summarized as follows:
                                        Year Ended December 31,
                                        -----------------------
                                            1997       1996     % Change
                                            ----       ----     --------
Rental and other property revenue
  (in thousands) . . . . . . . . . . . .  $97,520    $95,294      2.3%
Property operating expenses
  (in thousands) (1) . . . . . . . . . .   41,412     41,437     (0.1%)
                                          -------    -------
Property operating income
  (in thousands) . . . . . . . . . . . .  $56,108    $53,857      4.2%
                                          =======    =======
Weighted average physical occupancy. . .    92.7%      93.6%       N/A
                                          =======    =======
Average monthly revenue per unit . . . .  $   509    $   497      2.3%
                                          =======    =======
Average annual operating and
  maintenance expenses per unit. . . . .  $ 2,005    $ 2,041     (1.8%)
                                          =======    =======
Average annual real estate taxes
  per unit . . . . . . . . . . . . . . .  $   586    $   552      6.2%
                                          =======    =======
Operating expense ratio. . . . . . . . .    42.5%      43.5%       N/A
                                          =======    =======

(1) Consists of property operating and maintenance and real estate tax expenses.

     The operating performance of properties not owned throughout both calendar years 1997 (103 properties) and 1996 (17 properties) is summarized as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                      1997           1996
                                                      ----           ----

Rental and other property revenue
  (in thousands). . . . . . . . . . . . . . . .     $72,017        $14,181
Property operating expenses (in
  thousands) (1). . . . . . . . . . . . . . . .      31,876          6,123
                                                    -------        -------
Property operating income (in thousands). . . .     $40,141        $ 8,058
                                                    =======        =======
Weighted average number of units. . . . . . . .      11,365          2,449
                                                    =======        =======
Weighted average physical occupancy . . . . . .       94.1%          92.9%
                                                    =======        =======
Average monthly revenue per unit. . . . . . . .     $   528        $   483
                                                    =======        =======
Average annual operating and maintenance
  expenses per unit . . . . . . . . . . . . . .     $ 2,151        $ 2,005
                                                    =======        =======
Average annual real estate taxes per unit . . .     $   654        $   495
                                                    =======        =======
Operating expense ratio . . . . . . . . . . . .       44.3%          43.2%
                                                    =======        =======

(1) Consists of property operating and maintenance and real estate tax expenses.

     Interest income increased $165,000 in 1997, or 11.5%, from $1,433,000 in 1996 to $1,598,000 in 1997, primarily as the result of increased cash balances during 1997.

     The other income of $263,000 in 1996 was primarily attributable to the net income from WDN Management Company allocated to the Company. WDN Management Company was merged into the Company effective December 31, 1996.

     General and administrative expenses increased $2.6 million in 1997, or 51.0%, from $5.1 million in 1996 to $7.7 million in 1997.
This represented a weighted average increase of $5 per unit, or 1.8%. The increases in general and administrative expenses were primarily the result of adding corporate personnel, due to the acquisition of properties during 1997, increased salary costs, higher professional fees, higher costs related to stockholders (quarterly mailings to stockholders, transfer services, etc.) and a one-time severance charge relating to the departure of an executive of the Company during the second quarter of 1997.

     The $1.9 million unusual charge resulted from a settlement agreement relating to the resignation of the Company's former
Chairman of the Board of Directors and Chief Executive Officer in
October 1997.

     Interest expense increased $7.8 million in 1997, or 37.9%, from $20.6 million in 1996 to $28.4 million in 1997, due to an increase in weighted average indebtedness outstanding of approximately $99.3 million associated with the acquisition of properties and a slight increase in the weighted average interest rate in 1997 of approximately 0.1%.

     Depreciation expense increased $14.0 million in 1997, or 70.7%, from $19.8 million in 1996 to $33.8 million in 1997, due to depreciation on additional properties acquired and capital improvements on existing properties. This represented a weighted average increase of $162 per unit, or 15.1%.

     The $2.1 million gain on disposition of real property in 1997 related to the sale of a 392-unit property located in Dallas, Texas on October 2, 1997. The Company received total net sales proceeds from the disposition of approximately $4.1 million ($8.7 million sale proceeds less $4.6 million repayment of related debt), which was used to purchase additional properties.

     The $0.4 million extraordinary loss on debt extinguishment in 1997 resulted from the write-off of unamortized deferred financing costs and prepayment penalties incurred in connection with the repayment of debt on the property sold in October 1997.

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

     The Company owned 36 properties with 11,188 apartment units throughout both calendar years 1996 and 1995. The operating performance of these properties is summarized as follows:

                                         Year Ended December 31,
                                         -----------------------
                                            1996         1995        % Change
                                            ----         ----        --------
Rental and other property revenue
  (in thousands) . . . . . . . . . . .    $63,623      $60,684          4.8%
Property operating expenses
  (in thousands) (1) . . . . . . . . .     27,675       27,239          1.6%
                                          -------      -------
Property operating income (in
  thousands) . . . . . . . . . . . . .    $35,948      $33,445          7.5%
                                          =======      =======
Weighted average physical occupancy. .      94.4%        94.7%           N/A
                                          =======      =======
Average monthly revenue per unit . . .    $   474      $   452          4.8%
                                          =======      =======
Average annual operating and
  maintenance expenses per unit. . . .    $ 2,007      $ 1,975          1.6%
                                          =======      =======
Average annual real estate taxes
  per unit . . . . . . . . . . . . . .    $   467      $   460          1.5%
                                          =======      =======
Operating expense ratio. . . . . . . .      43.5%        44.9%           N/A
                                          =======      =======

(1) Consists of property operating and maintenance and real estate tax expenses.

     The operating performance of properties not owned throughout both calendar years 1996 and 1995 is summarized as follows:

                                         Year Ended December 31,
                                         -----------------------
                                            1996         1995       % Change
                                            ----         ----       --------

Rental and other property revenue
  (in thousands) . . . . . . . . . . .    $45,852      $20,875       119.7%
Property operating expenses
  in thousands) (1). . . . . . . . . .     19,885        8,846       124.8%
                                          -------      -------
Property operating income (in
  thousands) . . . . . . . . . . . . .    $25,967      $12,029       115.9%
                                          =======      =======
Weighted average number of units . . .      7,242        3,413       112.2%
                                          =======      =======
Weighted average physical occupancy. .      94.7%        93.8%          N/A
                                          =======      =======
Average monthly revenue per unit . . .    $   528      $   510         3.5%
                                          =======      =======
Average annual operating and
  maintenance expenses per unit. . . .    $ 2,081      $ 1,948         6.8%
                                          =======      =======
Average annual real estate taxes
  per unit . . . . . . . . . . . . . .    $   665      $   644         3.3%
                                          =======      =======
Operating expense ratio. . . . . . . .      43.4%        42.4%          N/A
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

     General and administrative expenses increased $1.3 million in 1996, or 34.5%, from $3.8 million in 1995 to $5.1 million in 1996.
This represented a weighted average increase of $17 per unit, or 6.5%. The increase in general and administrative expenses was primarily due to increased occupancy cost due to the relocation of the Company's corporate office, increased salary expense and increased costs associated with the increased number of stockholders (quarterly mailings to stockholders, transfer services, NYSE listing fees, etc.).

     Interest expense increased $3.5 million in 1996, or 20.2%, from $17.1 million in 1995 to $20.6 million in 1996, due to an increase in weighted average indebtedness outstanding of approximately $60.9 million associated with the acquisition of properties, offset by a decrease in the weighted average interest rate in 1996 of approximately 0.5%.

     Depreciation expense increased $4.1 million in 1996, or 25.9%, from $15.7 million in 1995 to $19.8 million in 1996, due to depreciation on additional properties acquired and capital improvements on existing properties. This represented a weighted average decrease of $1 per unit, or 0.1%.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company intends to maintain what it believes is a conservative capital structure by: (i) maintaining a debt-to-total-market capitalization of 50% or less, (ii) managing interest exposure by obtaining fixed rate debt or hedging interest rates,
(iii) obtaining unsecured indebtedness when possible, (iv) staggering principal maturities when possible and (v) maintaining an interest coverage ratio (operating income before interest expense, depreciation and amortization to interest expense) of 2.5 times or greater.

     The Company's principal demands for liquidity are distributions to its stockholders, ongoing maintenance and repair of its properties, capital improvements to its properties, acquisitions of properties, interest on indebtedness and debt repayments.

     In 1997, the Company received a total of $28.2 million in net equity proceeds from the exercise of the overallotment option on a public offering closed in December 1996 and from its dividend reinvestment plan. The Company also received $274.0 million from net borrowings under the Company's credit facility and term loan. In addition, the Company received net cash proceeds of approximately $4.1 million from the sale of a property in October 1997. These funds were primarily used to purchase 93 properties (21,467 units) with an aggregate net cash purchase price of approximately $304.1 million.

     As more fully described below, cash and cash equivalents decreased $19.9 million, from $29.7 million as of December 31, 1996 to $9.8 million as of December 31, 1997.

     Net cash provided by operating activities increased by $32.5 million in 1997, from $38.3 million in 1996 to $70.8 million in 1997, primarily due to an increase in property operating income from properties owned throughout both years, as well as property operating income from properties acquired in 1997.

     Net  cash  used  in  investing   activities  was  $327.8
million for the year ended December 31, 1997, primarily due to $304.1 million of property acquisitions and $32.4 million of capital improvements on the properties, offset by $8.7 million of cash proceeds from the sale of a property in October 1997.

     Net cash provided from financing activities was $237.0 million for the year ended December 31, 1997, primarily due to $28.2 million of net proceeds from the issuance of stock and $393.1 million of fundings received under the Company's term loan and credit facility, less repayments and principal amortization of mortgage financings and the credit facility of $127.5 million, distributions to stockholders and minority interest holders of $48.0 million and $6.7 million of purchases of the Company's common stock.

     The Company intends to meet its short-term liquidity requirements, including capital expenditures related to maintaining and improving its Matured Properties, through cash flow provided by operations and borrowings under its unsecured credit facility (the "Credit Facility"). The Company considers its cash provided by operating activities to be adequate to meet both its operating requirements and distribution obligations. The Company has certain loans which require principal payments on a monthly basis for which cash provided by operating activities may or may not be sufficient. Accordingly, the Company anticipates borrowing under the Credit Facility, as described below, to fund such payments, if necessary.

     During the year ended December 31, 1997, the Company spent approximately $32.4 million in capital expenditures and rehabilitation expenditures on acquisition properties. Rehabilitation costs of $13.9 million and capital expenditures on Matured Properties of $8.5 million were funded from net cash provided by operating activities. Non-recurring capital expenditures of $9.2 million and capital expenditures under the Company's repositioning program of $0.8 million were funded from borrowings under the Credit Facility. The Company has budgeted capital improvements of $24.0 million for 1998 on its Matured Properties (of which $9.5 million represents non-recurring costs for the construction of covered carports, the installation of access gates with perimeter fencing, retaining walls and the reconstruction of balconies and exterior stairwells), $5.9 million to complete necessary renovations to properties acquired in 1997 and $22.2 million to reposition certain properties. Both acquisition renovation and repositioning capital expenditures are anticipated to be funded from borrowings under the Credit Facility.

     For the year ended December 31, 1997, the Company paid distributions of $33.9 million to common stockholders, $12.5 million to preferred stockholders and $1.6 million to minority interest holders. On March 4, 1998, the Company paid distributions of $8.7 million to common stockholders, $3.3 million to preferred stockholders and $6.5 million to minority interest holders of record on February 18, 1998. The distributions paid to common stockholders and minority interest holders of common units were $0.4825 per share or unit, which equates to an annualized distribution of $1.93 per share or unit. Distributions on the Company's preferred stock, Preferred OP Units and certain of the minority interests of common stock have a priority over other distributions.

     As of December 31, 1997, the Company had outstanding indebtedness in the aggregate principal amount of $702.4 million, consisting of $370.1 million of conventional and tax-exempt fixed rate debt and $332.3 million of variable rate debt (including $274.0 million outstanding under the Company's unsecured term loan and unsecured credit facility).

     During the year ended December 31, 1997, the Company refinanced, repaid or assumed debt as summarized below (in thousands):

                           Outstanding                                             Outstanding
                          Indebtedness                                            Indebtedness
                              as of      Debt      Debt        Debt    Principal     as of
                            12/31/96   Proceeds   Assumed     Repaid  Amortization 12/31/97
                            --------   --------   -------     ------  ------------ --------

Fixed rate indebtedness     $207,823   $     --   $170,611   $  4,649   $  3,716   $370,069
Unsecured Term Loan               --    200,000         --         --         --    200,000
Unsecured Credit Facility         --    193,098         --    119,098         --     74,000
Other variable rate debt      51,085         --      7,200         --         --     58,285
                            --------   --------   --------   --------   --------   --------
  Total                     $258,908   $393,098   $177,811   $123,747   $  3,716   $702,354
                            ========   ========   ========   ========   ========   ========

     The following table sets forth certain information regarding the Company's outstanding indebtedness as of December 31, 1997:

                           Weighted Average
                          ------------------   Outstanding     Percentage
                          Interest Years to     Principal         of
                            Rate   Maturity    Balance (1)       Total
                          -------- --------    -----------     ----------
Conventional fixed rate     7.98%     4.1        $294,431        41.9%
Tax-exempt fixed rate       6.51%    19.3          75,638        10.8%
                            -----    ----        --------       ------
  Total fixed rate          7.68%     7.2         370,069        52.7%
                            -----    ----        --------       ------
Tax-exempt variable rate    5.53%     0.5          51,085         7.3%
Conventional variable rate  8.63%     2.9           7,200         1.0%
Unsecured Term Loan         7.98%     0.9         200,000        28.5%
Unsecured Credit Facility   7.72%     1.1          74,000        10.5%
                            -----    ----        --------       ------
  Total variable rate       7.56%     0.9         332,285        47.3%
                            -----    ----        --------       ------
     Total                  7.62%     4.2        $702,354       100.0%
                            =====    ====        ========       ======

(1)  In thousands.

     As of December 31, 1997, the Company's total indebtedness becomes due as follows (in thousands):

                                                    Balloon
                                      Principal     Payments        Total
                                      ---------     --------        -----

1998 . . . . . . . . . . . . . . . .   $ 5,199      $336,007      $341,206
1999 . . . . . . . . . . . . . . . .     5,612        74,000        79,612
2000 . . . . . . . . . . . . . . . .     6,003        14,267        20,270
2001 . . . . . . . . . . . . . . . .     4,938        67,952        72,890
2002 . . . . . . . . . . . . . . . .     4,986            --         4,986
Thereafter . . . . . . . . . . . . .    54,433       128,957       183,390
                                       -------      --------      --------
  Total. . . . . . . . . . . . . . .   $81,171      $621,183      $702,354
                                       =======      ========      ========

     The Company has a Credit Facility with BankBoston, as agent for a group of financial institutions. This Credit Facility provides an unsecured borrowing capacity of up to $150 million, with borrowings outstanding under the Credit Facility generally bearing interest at LIBOR (5.7% at December 31, 1997) plus
1.375%.  The  Credit  Facility  expires  in  February  1999.   As
of March 6, 1998, $89.0 million was outstanding under the Credit
Facility.

     In December 1997, the Company entered into a term loan agreement (the "Term Loan") with BankBoston, as agent for a group of financial institutions. The term loan provides unsecured borrowings of $200 million, bears interest at 1.375% over LIBOR and matures December 15, 1998.

     The Credit Facility and Term Loan contain customary representations, warranties and events of default which require the Company to comply with certain affirmative and negative covenants. The primary restrictive covenants provide that: (1) distributions to stockholders may not exceed 90% of funds from operations, as defined in the Credit Facility and Term Loan; (2) secured mortgage indebtedness may not exceed 40% of the Company's total assets before depreciation; (3) the Company's fixed charge coverage ratio, as defined, must exceed 1.25; and (4) the Company's debt service coverage ratio, as defined, must exceed 2.0. As of December 31, 1997, the Company is in compliance with all covenants of the Credit Facility and Term Loan.

     Balloon payments in the amount of $336 million and $74 million come due in 1998 and 1999, respectively. The Company has commitments to refinance $57.9 million of tax-exempt mortgage loans with FNMA and for $110.0 million from J.P. Morgan which the Company anticipates closing during the first six months of 1998. The Company also anticipates issuing secured or unsecured fixed rate debt during the year prior to the December maturity of the $200 million term loan. In addition, the Credit Facility, which matures in February 1999, is anticipated to be modified in 1998 to extend the maturity beyond 1999. In order to minimize the risk of fluctuation of interest rates, the Company has entered into forward treasury lock agreements to be utilized in the Company's anticipated 1998 debt transactions.

     As of December 31, 1997, the Company had 88 real estate assets collateralized under various secured debt agreements.

     The Company expects to meet its long-term liquidity requirements, such as refinancing mortgages and property acquisitions, including capital improvements on property acquisitions, through long-term borrowings, both secured and unsecured, and the issuance of debt or equity securities.

     The Company's ability to acquire additional properties is dependent upon its ability to obtain equity or debt financing. During 1997, the Company was able to raise additional equity and incur indebtedness to acquire 93 properties. As of February 28, 1998, the Company's debt-to-total-market capitalization ratio was approximately 43.6%, leaving the Company the ability to borrow funds to acquire additional properties in the amount of approximately $214.5 million and still maintain its 50% debt-to-total-market capitalization policy. When the Company finances its acquisitions with debt, the Company expects that such acquired properties will generate cash flow adequate to service the associated indebtedness.

FUNDS FROM OPERATIONS

     The Company considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (loss) (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, amortization and income allocated to minority interests. In addition, extraordinary or unusual items that are non-recurring events which would materially distort the comparative measure of FFO are typically excluded. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity. The Company's FFO is not necessarily comparable to similar entitled items reported by other REITs. The Company's computation of FFO assumes the conversion of all convertible securities, including minority interest securities.

     During 1995, NAREIT adopted certain changes to the calculation of FFO. The Company adopted these changes effective January 1, 1996, and the Company has restated below its 1995 calculation of FFO for comparative purposes. Under NAREIT's new definition of FFO, the Company (as well as other REITs who used the old definition) will no longer add back amortization of financing costs. The following is a calculation of FFO under the new definition (in thousands):

                                       1997        1996        1995

Net income available to common
  stockholders . . . . . . . . .     $ 9,396     $13,182     $ 8,411
Preferred distributions (1). . .       2,861       2,387          --
Income allocated to minority
  interests (2). . . . . . . . .       4,109       1,705         922
Extraordinary loss on debt
  extinguishment . . . . . . . .         422       1,848       1,352
Gain on disposition of real
  property . . . . . . . . . . .      (2,055)     (1,934)     (1,502)
Depreciation of real estate
  assets . . . . . . . . . . . .      33,560      19,810      15,734
Unusual charge - officer
  settlement agreement . . . . .       1,940          --          --
                                     -------     -------     -------
  Funds from operations. . . . .     $50,233     $36,998     $24,917
                                     =======     =======     =======

(1) Distributions on convertible preferred stock were added back in computing FFO since the conversion to common shares has been assumed.

(2) Cumulative undeclared distributions on the Preferred OP Units were deducted in computing FFO ($1,125 for 1997).

     As discussed in Note (3) in the accompanying financial statements, effective July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets on a prospective basis. Following is the effect on depreciation, net income and FFO of this change in accounting policy for the year ended December 31, 1996:

Adjustment for change in accounting policy to capitalize
  carpet replacement costs (and effect on FFO) . . . . . . . .  $  864

Adjustment for effect of depreciation on capitalized carpet
  replacement costs. . . . . . . . . . . . . . . . . . . . . .     (43)
                                                                ------
Net effect on net income . . . . . . . . . . . . . . . . . . .  $  821
                                                                ======

     FFO increased  $13.2  million,  or  35.7%,  from  $37.0
million for the year ended December 31, 1996 to $50.2 million for the year ended December 31, 1997. The increase in FFO was primarily attributable to additional operating income, which resulted from an increase in the number of units owned as a result of property acquisitions and increased operating income from properties owned throughout both periods.

INFLATION

     The Company leases apartments under lease terms generally ranging from six to 12 months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128, which is effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No.
15. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common share equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average or ending market price per share when applying the treasury stock method in determining common share equivalents, replaces fully diluted earnings per share. The Company adopted the provisions of SFAS No. 128 in 1997.

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for periods ending after December 15, 1997. The adoption of SFAS No. 129 did not impact the Company's capital structure disclosures as the Company was already in compliance with this accounting standard.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS Nos. 130 and 131 are effective for periods beginning after December 15, 1997. SFAS No. 131 will not impact the Company as it reports as a single segment. Management believes no additional disclosures will be required upon implementation of SFAS No. 130.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS
FORM 10-K

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the Properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

YEAR 2000 CONVERSION

     Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to disruptions in the Company's operations (commonly referred to as the "Year 2000" issue). The Company has identified three of its systems which are vulnerable to the Year 2000 issue:

     (1) General Ledger/Accounts Payable System. The current system is not Year 2000 compliant. The Company has engaged external consultants to assist in the selection and installation of a new system by the fourth quarter of 1998. The new system will be Year 2000 compliant.

     (2) Payroll. The Company processes its payroll through ADP, an outside payroll vendor. ADP's current payroll processing system is not Year 2000 compliant, but is expected to be by the second quarter of 1998. The Company continues to monitor ADP's progress and expects to convert to the revised payroll system during 1998.

     (3) On-Site Accounting. The Company processes its on-site accounting (rent roll activities) on AMSI. The AMSI version which the Company currently uses is not Year 2000 compliant. However, AMSI has available an updated version which is Year 2000 compliant. The Company has already started the conversion of the on-site systems to the new version, and expects to complete the conversion in the second quarter of 1998.

     The Company will utilize both internal and external resources to reprogram, replace and test its systems for Year 2000 modifications. The Company anticipates completing the Year 2000 project by the end of 1998. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's operations. The cost of the new general ledger/accounts payable system and the Year 2000 project is estimated at $750,000, which is expected to be funded through cash flow from operations.

     The cost of the project and the estimated date of completion of necessary modifications is based on the Company's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary financial information are contained on pages F-1 through F-30 and S-1 through S-7 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

     (a)  (1)  Financial Statements:

               The financial statements are contained on pages F-1 through F-30 of this report.

          (2)  Financial Statement Schedules:

               III. Real Estate and Accumulated Depreciation are
                    presented on pages S-1 through S-7 of this report.

               All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

          (3)  Index to Exhibits:

               See Index to Exhibits on page E-1.

     (b)  Reports on Form 8-K:

          A Report on Form 8-K, dated October 1, 1997, was filed with the Securities and Exchange Commission, reporting information regarding the acquisition of the assets and business of Drever Partners, Inc. and its affiliates, including the acquisition of 79 apartment properties, consisting of 18,118 units.

          A Report on Form 8-K, dated December 16, 1997, was filed with the Securities and Exchange Commission, reporting information regarding the acquisition of six apartment properties, consisting of 1,568 units and the disposition of one 392-unit apartment property.

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

Signatures                         Title                         Date

/s/ Marshall B. Edwards    Chief Executive Officer,             March 25, 1998
------------------------   President and Director (Principal
Marshall B. Edwards        Executive Officer)


/s/ Mark S. Dillinger      Executive Vice President, Chief      March 25, 1998
------------------------   Financial Officer and Director
Mark S. Dillinger          (Principal Financial and Accounting
                           Officer)

/s/ Michael E. Masterson   Chairman of the Board of Directors   March 25, 1998
------------------------
Michael E. Masterson


/s/ Don R. Daseke          Chairman Emeritus                    March 25, 1998
------------------------
Don R. Daseke


/s/ Maxwell B. Drever      Chairman Emeritus                    March 25, 1998
------------------------
Maxwell B. Drever


/s/ Linda Walker Bynoe     Director                             March 25, 1998
------------------------
Linda Walker Bynoe


/s/ Francesco Galesi       Director                             March 25, 1998
------------------------
Francesco Galesi


/s/ Robert Honstein        Director                             March 25, 1998
------------------------
Robert L. Honstein


/s/ Arch K. Jacobson       Director                             March 25, 1998
------------------------
Arch K. Jacobson


/s/ Louis G. Munin         Director                             March 25, 1998
------------------------
Louis G. Munin


/s/ J. Otis Winters        Director                             March 25, 1998
------------------------
J. Otis Winters


                  INDEX TO FINANCIAL STATEMENTS

WALDEN RESIDENTIAL PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .  F-2
  Consolidated Balance Sheets as of December 31, 1997 and 1996 . . . . .  F-3
  Consolidated Statements of Income for the three year period ended
    December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
  Consolidated Statements of Stockholders' Equity for the
    three year period ended December 31, 1997. . . . . . . . . . . . . .  F-5
  Consolidated Statements of Cash Flows for the three year period ended
    December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . .  F-6
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  F-7



     The following financial statement supplementary schedule of the Registrant and its subsidiaries required to be included in
Item 14(a)(2) is listed below:

     Schedule III -- Real Estate and Accumulated Depreciation. . . . . .  S-1


                   INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of
Walden Residential Properties, Inc.

     We have audited the accompanying consolidated balance sheets of Walden Residential Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the management of Walden Residential Properties, Inc. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Walden Residential Properties, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for the cost of replacement carpets effective July 1, 1996.

/s/ Deloitte & Touche
---------------------
DELOITTE & TOUCHE LLP

Dallas, Texas
March 25, 1998

               WALDEN RESIDENTIAL PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
           (In thousands, except per share information)

                                                             December 31,
                                                          -----------------
                                                          1997         1996
                                                          ----         ----
                              ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . . . . . . . .  $  173,635   $   80,914
  Buildings and improvements . . . . . . . . . . . .   1,333,978      602,601
                                                      ----------   ----------
                                                       1,507,613      683,515
     Less:  Accumulated depreciation . . . . . . . .     (74,584)     (41,707)
                                                      ----------   ----------
                                                       1,433,029      641,808
Rent and other receivables . . . . . . . . . . . . .       1,613        1,324
Prepaid and other assets . . . . . . . . . . . . . .       6,903        3,146
Deferred financing costs, net. . . . . . . . . . . .       6,603        5,827
Cash and cash equivalents. . . . . . . . . . . . . .       9,757       29,720
Restricted cash:
  Escrow deposits. . . . . . . . . . . . . . . . . .       9,047        5,369
  Additional collateral on loans . . . . . . . . . .       2,520        2,520
                                                      ----------   ----------
     Total assets. . . . . . . . . . . . . . . . . .  $1,469,472   $  689,714
                                                      ==========   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . . . . . . . .  $  428,354   $  258,908
  Unsecured term loan. . . . . . . . . . . . . . . .     200,000           --
  Unsecured credit facility. . . . . . . . . . . . .      74,000           --
  Accrued real estate taxes. . . . . . . . . . . . .      22,571        7,960
  Accounts payable . . . . . . . . . . . . . . . . .      13,648        5,653
  Accrued expenses and other liabilities . . . . . .      13,377        5,395
  Preferred distribution payable to minority
    interests. . . . . . . . . . . . . . . . . . . .         391          377
                                                      ----------   ----------
     Total liabilities . . . . . . . . . . . . . . .     752,341      278,293
Commitments and contingencies (Note 13)
Minority interests . . . . . . . . . . . . . . . . .     321,916       14,886
Stockholders' equity:
  Preferred stock, $.01 par value per share,
    10,000 shares authorized, 5,712 and 5,786
    shares issued and outstanding as of
    December 31, 1997 and 1996, respectively
    (aggregate liquidation value of $142,805). . . .          57           58
  Common stock, $.01 par value per share,
    50,000 shares authorized, 18,030 and 16,880
    shares issued and outstanding as of
    December 31, 1997 and 1996, respectively . . . .         180          169
  Excess stock, $.01 par value per share,
    60,000 shares authorized, no shares issued . . .          --           --
  Additional paid in capital . . . . . . . . . . . .     456,842      432,974
  Officer and director notes for stock purchases . .      (5,263)      (5,263)
  Deferred compensation on Restricted Stock. . . . .      (1,404)          --
  Distributions in excess of net income. . . . . . .     (55,197)     (31,403)
                                                      ----------   ----------
     Total stockholders' equity. . . . . . . . . . .     395,215      396,535
                                                      ----------   ----------
       Total liabilities and stockholders' equity. .  $1,469,472   $  689,714
                                                      ==========   ==========

         See Notes to Consolidated Financial Statements.

               WALDEN RESIDENTIAL PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except per share information)

                                                      For the Year Ended
                                                         December 31,
                                                   ------------------------
                                                   1997      1996      1995
                                                   ----      ----      ----
REVENUES
  Rental income. . . . . . . . . . . . . . . .   $163,224  $105,602  $ 78,469
  Other property income. . . . . . . . . . . .      6,313     3,873     3,090
  Interest income. . . . . . . . . . . . . . .      1,598     1,433       856
  Other income . . . . . . . . . . . . . . . .         --       263       409
                                                 --------  --------  --------
     Total revenues. . . . . . . . . . . . . .    171,135   111,171    82,824
EXPENSES
  Property operating and maintenance . . . . .     56,483    37,521    28,748
  Real estate taxes. . . . . . . . . . . . . .     16,805    10,039     7,337
  General and administrative . . . . . . . . .      7,734     5,124     3,811
  Unusual charge - officer settlement
    agreement. . . . . . . . . . . . . . . . .      1,940        --        --
  Interest . . . . . . . . . . . . . . . . . .     28,447    20,573    17,111
  Amortization . . . . . . . . . . . . . . . .        827       916       900
  Depreciation . . . . . . . . . . . . . . . .     33,841    19,810    15,734
                                                 --------  --------  --------
     Total expenses. . . . . . . . . . . . . .    146,077    93,983    73,641
                                                 --------  --------  --------
Operating income . . . . . . . . . . . . . . .     25,058    17,188     9,183
  Gain on disposition of real property . . . .      2,055     1,934     1,502
                                                 --------  --------  --------
Income before extraordinary item and
  income allocated to minority interests . . .     27,113    19,122    10,685
  Extraordinary loss on debt extinguishment. .       (422)   (1,848)   (1,352)
                                                 --------  --------  --------
Income before income allocated
  to minority interests. . . . . . . . . . . .     26,691    17,274     9,333
  Income allocated to minority interests . . .     (4,109)   (1,705)     (922)
                                                 --------  --------  --------
Net income . . . . . . . . . . . . . . . . . .     22,582    15,569     8,411
  Preferred distributions. . . . . . . . . . .    (13,186)   (2,387)       --
                                                 --------  --------  --------
Net income available to common stockholders. .   $  9,396  $ 13,182  $  8,411
                                                 ========  ========  ========
Basic net income per share . . . . . . . . . .   $   0.53  $   0.90  $   0.69
                                                 ========  ========  ========
Diluted net income per share . . . . . . . . .   $   0.53  $   0.89  $   0.69
                                                 ========  ========  ========
Basic weighted average number of common
  shares outstanding . . . . . . . . . . . . .     17,590    14,720    12,155
                                                 ========  ========  ========
Diluted weighted average number of common
  shares and common share equivalents
  outstanding. . . . . . . . . . . . . . . . .     17,747    14,792    12,155
                                                 ========  ========  ========

         See Notes to Consolidated Financial Statements.

                            WALDEN RESIDENTIAL PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                      (In thousands)

                                 Preferred Stock     Common Stock   Additional Officer/Director                        Distributions
                                -----------------  -----------------  Paid In  Notes for Stock  Deferred      Stock      in Excess
                                Shares  Par Value  Shares  Par Value  Capital     Purchases   Compensation Repurchases   Net Income
                                ------  ---------  ------  ---------  -------     ---------   ------------ ----------- -------------

Balance, January 1, 1995. . .       --  $     --   10,070  $    101   $167,546    $ (3,438)    $     --    $     --      $ (3,942)
 Stock issued to purchase
   real estate assets . . . .                         216         2      4,205
 Public offering, net of
   offering costs . . . . . .                       3,500        35     60,138
 Stock issued under the
   dividend reinvestment
   plan . . . . . . . . . . .                         404         4      7,037
 Repurchases of the
   Company's common stock . .                                                                                (2,038)
 Officers'/Directors' stock
   purchase . . . . . . . . .                                              (27)     (1,533)                   2,038
 Distributions. . . . . . . .                                                                                             (22,020)
 Net income . . . . . . . . .                                                                                               8,411
                              --------  -------- --------  --------   --------    --------     --------    --------     --------
Balance, December 31, 1995. .       --        --   14,190       142    238,899      (4,971)          --          --       (17,551)
 Repurchases of the
   Company's common stock . .                                                                                (6,462)
 Officers'/Directors' stock
   purchase . . . . . . . . .                          19        --        (22)       (292)                     387
 Retirement of common stock
   repurchased. . . . . . . .                        (318)       (3)    (6,075)                               6,075
 Public offerings, net of
   offering costs . . . . . .    5,800        58    2,756        28    196,094
 Conversion of preferred
   stock to common stock. . .      (14)       --       16        --
 Stock issued under the
   dividend reinvestment
     plan . . . . . . . . . .                         217         2      4,331
 Purchase and cancellation
   of minority interest
   securities . . . . . . . .                                             (253)
 Distributions. . . . . . . .                                                                                             (29,421)
 Net income . . . . . . . . .                                                                                              15,569
                              --------  -------- --------  --------   --------    --------     --------    --------      --------
Balance, December 31, 1996. .    5,786        58   16,880       169    432,974      (5,263)          --          --       (31,403)
 Repurchases of the
   Company's common stock . .                                                                                (6,666)
 Retirement of common stock
   purchased. . . . . . . . .                        (278)       (3)    (6,663)                               6,666
 Public offerings, net of
   offering costs . . . . . .                         161         2      3,522
 Conversion of preferred
   stock to common stock. . .      (74)       (1)      84         1
 Stock issued under the
   dividend reinvestment
     plan . . . . . . . . . .                         955         9     21,950
 Stock issued through
   exercise of options. . . .                         138         1      2,700
 Restricted stock issuance. .                         108         1      2,833                     (2,834)
 Restricted stock
   cancellation . . . . . . .                         (18)       --       (474)                       474
 Amortization of deferred
   compensation . . . . . . .                                                                         956
 Distributions. . . . . . . .                                                                                               (46,376)
 Net income . . . . . . . . .                                                                                                22,582
                              --------  -------- --------  --------   --------    --------       --------    --------      --------
Balance, December 31, 1997. .    5,712  $     57   18,030  $    180   $456,842    $ (5,263)      $ (1,404)   $     --      $(55,197)
                              ========  ======== ========  ========   ========    ========       ========    ========      ========

              See Notes to Consolidated Financial Statements.

              WALDEN RESIDENTIAL PROPERTIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                                For the Year Ended
                                                   December 31,
                                            --------------------------
                                            1997       1996       1995
                                            ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . .   $ 22,582   $ 15,569   $  8,411
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Income allocated to minority
       interests. . . . . . . . . . . .      4,109      1,705        922
     Depreciation and amortization. . .     34,668     20,726     16,634
     Amortization of deferred
       compensation on restricted
       stock. . . . . . . . . . . . . .        956         --         --
     Amortization of prepaid interest
       expense. . . . . . . . . . . . .        121         --         --
     Gain on disposition of real
       property . . . . . . . . . . . .     (2,055)    (1,934)    (1,502)
     Extraordinary loss on debt
       extinguishment . . . . . . . . .        422      1,848      1,352
     Net effect of changes in
       operating accounts:
        Escrow deposits . . . . . . . .     (1,099)    (1,299)      (850)
        Other assets. . . . . . . . . .        622       (784)       203
        Accrued real estate taxes . . .      6,172      1,438      3,521
        Accounts payable. . . . . . . .        294        492      1,352
        Other liabilities . . . . . . .      4,030        520      1,274
                                          --------   --------   --------
          Net cash provided by
            operating activities. . . .     70,822     38,281     31,317
                                          --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of net assets of Drever
       Partners, Inc. and its
       affiliates, net of noncash
       items shown below. . . . . . . .   (201,032)        --         --
  Purchase of real estate assets,
    net of noncash items shown below. .   (103,114)  (168,219)  (103,631)
  Real estate asset additions . . . . .    (32,363)    (9,455)    (6,451)
  Proceeds from disposition of real
    property, net of noncash items
    shown below . . . . . . . . . . . .      8,695     18,667     23,156
  Purchase of WDN Management net
    assets, net of noncash item
    shown below . . . . . . . . . . . .         --        339         --
                                          --------   --------   --------
     Net cash used in investing
       activities . . . . . . . . . . .   (327,814)  (158,668)   (86,926)
                                          --------   --------   --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from stock issuance, net
    of issuance costs . . . . . . . . .     28,185    200,614     67,723
  Purchase of the Company's common
    stock . . . . . . . . . . . . . . .     (6,666)    (6,573)    (1,928)
  Purchase of minority interest
    securities. . . . . . . . . . . . .         --     (3,975)        --
  Distributions paid on common and
    preferred stock and minority
    interests . . . . . . . . . . . . .    (47,979)   (31,210)   (22,481)
  Proceeds from term loan and
    credit facility . . . . . . . . . .    393,098    166,770    152,471
  Payment of mortgage notes payable
    and credit facility . . . . . . . .   (123,747)  (172,188)  (130,753)
  Principal reductions of mortgage
    notes payable . . . . . . . . . . .     (3,716)    (5,242)    (1,197)
  Payment of financing costs. . . . . .     (1,798)    (4,143)    (3,751)
  Prepayment penalties on debt
    extinguishment. . . . . . . . . . .       (348)       (97)      (914)
  Additional collateral on loans. . . .         --       (650)    (1,049)
                                          --------   --------   --------
     Net cash provided by financing
       activities . . . . . . . . . . .    237,029    143,306     58,121
                                          --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . .    (19,963)    22,919      2,512

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD . . . . . . . . .     29,720      6,801      4,289
                                          --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD. . . . . . . . . . . . . . . .   $  9,757   $ 29,720   $  6,801

               WALDEN RESIDENTIAL PROPERTIES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                          (In thousands)

                                                For the Year Ended
                                                   December 31,
                                            --------------------------
                                            1997       1996       1995
                                            ----       ----       ----
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid for interest. . . . . . . .  $  26,342   $ 20,706   $ 16,916
                                         =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF
  NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Purchase of net assets of
    Drever Partners, Inc. and its
    affiliates:
     Rent and other receivables . . . .  $   4,635   $     --   $     --
     Prepaid and other assets . . . . .        315         --         --
     Escrow deposits. . . . . . . . . .      2,579         --         --
     Mortgage notes payable . . . . . .   (166,995)        --         --
     Accrued real estate taxes. . . . .     (8,433)        --         --
     Accounts payable . . . . . . . . .     (7,765)        --         --
     Accrued expenses and other
       liabilities. . . . . . . . . . .     (3,998)        --         --
     Minority interest securities . . .   (303,488)        --         --
                                         ---------   --------   --------
                                         $(483,150)  $     --   $     --
                                         =========   ========   ========
  Items related to purchase of assets:
     Mortgage notes assumed . . . . . .  $  10,816   $ 14,748   $ 73,055
                                         =========   ========   ========
     Securities issued for purchase of
       assets . . . . . . . . . . . . .  $   1,050   $     --   $ 22,825
                                         =========   ========   ========
  Accrued real estate asset additions .  $     104   $    517   $    416
                                         =========   ========   ========
  Mortgage notes assumed by buyer
    upon disposition of property. . . .  $      --   $  4,195   $     --
                                         =========   ========   ========
  Purchase of WDN Management net assets:
     Rent and other receivables . . . .  $      --   $     48   $     --
     Prepaid and other assets . . . . .         --      1,022         --
     Amortizable assets . . . . . . . .         --          8         --
     Accounts payable . . . . . . . . .         --         58         --
     Accrued expenses and other
       liabilities. . . . . . . . . . .         --       (267)        --
     Notes payable to the Company . . .         --       (923)        --
     Stockholders' equity . . . . . . .         --       (300)        --
                                         ---------   --------   --------
                                         $      --   $   (354)  $     --
                                         =========   ========   ========
  Notes receivable for officers'
    and directors' stock purchases. . .  $      --   $    292   $  1,533
                                         =========   ========   ========
  Deferred compensation on restricted
    stock net of cancellations. . . . .  $   2,359   $     --   $     --
                                         =========   ========   ========
  Distribution payable to minority
    interest holders. . . . . . . . . .  $     391   $    377   $    461
                                         =========   ========   ========

         See Notes to Consolidated Financial Statements.

               WALDEN RESIDENTIAL PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

     Walden Residential Properties, Inc. (the "Company") was formed on September 29, 1993 as a Maryland corporation. The Company is a self-administered and self-managed equity real estate investment trust ("REIT") as defined under the Internal Revenue Code of 1986, as amended. On February 9, 1994, the Company completed an initial public offering ("IPO") of its common stock, which is listed on the New York Stock Exchange. As of December 31, 1997, the Company owned 154 multifamily properties, containing 42,482 apartment units, primarily in the Southwest and Southeast regions of the United States.

(2)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned corporation and partnership subsidiaries and two limited partnerships in which the Company has a controlling interest. The limited partnership interests not owned by the Company are accounted for as minority interests (see Note 11). All material intercompany transactions and account balances have been eliminated in consolidation.

     Income Recognition
     ------------------
     Rental, interest and other income are recorded on the accrual method of accounting as earned.

     Rental Operations
     -----------------
     As of December 31, 1997, the Company owned 154 multifamily properties in eleven states; with 69% of its apartment units located in Texas and 25% located in Florida, Oklahoma, Arizona, Tennessee and Utah. Of the total units owned, 12,125 or 29% are located in the Houston area and 11,749 or 28% are located in the Dallas/Fort Worth area. Apartment units are leased to residents on terms of one year or less, with monthly payments due in advance. Certain of the properties are subject to Federal, state and local statutes or other restrictions requiring that a percentage of apartments be made available to lower or moderate income families. In management's opinion, due to the number of residents, the type and diversity of markets in which the properties operate and the collection terms, there is no concentration of credit risk.

     Unusual Charge - Officer Settlement Agreement
     ---------------------------------------------
     In October 1997, the Company entered into a settlement agreement in connection with the resignation of its former Chief Executive Officer ("CEO") and Chairman of the Board. The Company has recorded the total cost of this settlement ($1.9 million) as an unusual charge in the statement of income. The vesting of the restricted stock that was issued to this individual was accelerated and these shares now vest in October 2000. The vesting of all stock options held by this individual was accelerated such that they vested immediately and expire in October 2002.

     Cash and Cash Equivalents
     -------------------------
     All cash and investments in money market accounts, excluding restricted cash, that have a maturity of three months or less at the time of purchase are considered to be cash and cash equivalents.

     Restricted Cash
     ---------------
     Restricted cash consists of two major components: (1) security deposits and escrow deposits held by lenders for the payment of property taxes, insurance and replacement reserves and (2) additional collateral on mortgage notes payable. Restricted cash related to security and escrow deposits is invested primarily in short-term securities. Restricted cash related to additional collateral on mortgage notes is invested in long-term government securities. The additional collateral is not available for general operating purposes.

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

     The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the Company's policy of reviewing for impairment of long-lived assets by reviewing expected future cash flows of its properties, there were no adjustments necessary for impairment of properties during the three year period ended December 31, 1997.

     Deferred Financing Costs and Amortization
     -----------------------------------------
     Legal fees and other costs associated with obtaining financing have been capitalized and are being amortized over the terms of the related debt. Financing costs were reported net of accumulated amortization of $1,625,000 and $632,000 as of December 31, 1997 and 1996, respectively.

     Forward Treasury Lock Agreements
     --------------------------------
     During 1997, the Company entered into forward treasury lock agreements in order to hedge its exposure to interest rate fluctuations. Any gains or losses under the forward treasury lock agreements will be amortized as interest expense over the term of the financing.

     Income Taxes
     ------------
     The Company elected to be taxed as a REIT for Federal income tax purposes as provided under the Internal Revenue Code of 1986, as amended, effective with its taxable year ended December 31, 1994. As a result, the Company generally will not be subject to Federal income taxation if it distributes 95% of its REIT taxable income to its stockholders and satisfies certain other requirements. The Company qualified as a REIT for its taxable years ended December 31, 1996 and 1995 and anticipates that its method of operations will enable it to continue to satisfy the requirements for such qualification.

     Minority Interests
     ------------------
     Minority interests represent limited partnership interests not owned by the Company. Amounts are recorded based on the fair value of the cash and securities issued in exchange for the net assets acquired (see Note 11). Partnership units are convertible into common stock (11,176,904 units at December 31, 1997) ("Common OP Units") and preferred stock (1,999,909 units at December 31, 1997) ("Preferred OP Units") (collectively, the "OP Units") in accordance with the partnership agreements. Minority interest holders are entitled to cash distributions at rates equivalent to common or preferred stockholders as defined in the partnership agreements. Certain Common OP Units have guaranteed distributions. Income allocated to minority interests is equal to either (i) the preferred distributions paid or accrued or (ii) an amount equal to income before income allocated to minority interests divided by the number of common shares and Common OP Units.

     The Company revised its prior financial statements by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interests and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interests which is deducted in arriving at net income. The Company believes these changes were necessary to conform the Company's prior financial statements to generally accepted accounting principles. These changes had no impact on the financial condition, business or assets of the Company and did not change the Company's net income available to common stockholders per share.

     Stock-based Compensation
     ------------------------
     The Company has elected not to recognize compensation expense for stock options issued as calculated under Statement of Financial Accounting Standards ("SFAS") No. 123, but rather will continue recognizing expense as prescribed by APB Opinion No. 25.
Disclosure of amounts required by SFAS No. 123 for stock options issued are included in Note 10. The Company also accounts for restricted stock issued as prescribed by APB Opinion No. 25 (see
Note 11).

     Net Income Per Share of Common Stock
     ------------------------------------
     Basic net income per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus potential dilutive common share equivalents.

     The following table presents information necessary to calculate basic and diluted net income per share for the periods indicated, with 1996 and 1995 being restated to conform with the requirements of the SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

                                             For the Year Ended December 31,
                                             -------------------------------
                                              1997        1996        1995
                                              ----        ----        ----

Net Income for Basic and Diluted
 Computation:
  Income before extraordinary item and
    income allocated to minority
    interests . . . . . . . . . . . . . .   $27,113     $19,122     $10,685
  Extraordinary loss on debt
    extinguishment. . . . . . . . . . . .      (422)     (1,848)     (1,352)
                                            -------     -------     -------
  Income before minority interests. . . .    26,691      17,274       9,333
  Income allocated to minority interests.    (4,109)     (1,705)       (922)
                                            -------     -------     -------
  Net income. . . . . . . . . . . . . . .    22,582      15,569       8,411
  Preferred distributions . . . . . . . .   (13,186)     (2,387)         --
                                            -------     -------     -------
  Net income available to common
    stockholders (basic and diluted
    net income per share computation) . .   $ 9,396     $13,182     $ 8,411
                                            =======     =======     =======
Basic Net Income per Share:
  Before extraordinary item, less
    preferred distributions . . . . . . .   $  0.55     $  1.02     $  0.80
  Extraordinary loss on debt
    extinguishment. . . . . . . . . . . .     (0.02)      (0.12)      (0.11)
                                            -------     -------     -------
  Net income available to common
    stockholders. . . . . . . . . . . . .   $  0.53     $  0.90     $  0.69
                                            =======     =======     =======
Diluted Net Income per Share:
  Before extraordinary item, less
    preferred distributions . . . . . . .   $  0.55     $  1.02     $  0.80
  Extraordinary loss on debt
    extinguishment. . . . . . . . . . . .     (0.02)      (0.13)      (0.11)
                                            -------     -------     -------
  Net income available to common
    stockholders. . . . . . . . . . . . .   $  0.53     $  0.89     $  0.69
                                            =======     =======     =======
Weighted Average Number of Shares
 Outstanding (a):
  Basic . . . . . . . . . . . . . . . . .    17,590      14,720      12,155
  Dilutive effect of outstanding options.       157          72          --
                                            -------     -------     -------
  Diluted . . . . . . . . . . . . . . . .    17,747      14,792      12,155
                                            =======     =======     =======

(a) Excludes the convertible preferred shares, warrants and Common OP Units (see Note 11) and 1,696,750 stock options, which are anti-dilutive.

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

     New Accounting Pronouncements
     -----------------------------
     In December 1997, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings Per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common share equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average or ending market price per share when applying the treasury stock method in determining common share equivalents, replaces fully diluted earnings per share.

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for periods ending after December 15, 1997. The adoption of SFAS No. 129 did not impact the Company's capital structure disclosures, as the Company was already in compliance with this accounting standard.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. SFAS No. 131 will not impact the Company as it reports as a single segment. Management believes no additional disclosures will be required upon the implementation of SFAS No. 130.

     Reclassifications
     -----------------
     Certain previously reported amounts have been reclassified to conform to current financial statement presentation.

(3)  CHANGE IN ACCOUNTING POLICY

     Effective July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets on a prospective basis ($864,000 capitalized in 1996 which would have been expensed under the old policy, which represents $0.06 for basic and diluted net income per share). The Company believes that this accounting policy change is preferable because it is consistent with policies currently being used by the majority of the largest publicly traded apartment REITs and provides a better matching of expenses with the related benefit of the expenditures.

     Following is pro forma information as if the revised capitalization policy was in effect as of January 1, 1995 (in thousands, except per share data):
                                                    Year Ended
                                                   December 31,
                                                  --------------
                                                  1996      1995
                                                  ----      ----
Income before extraordinary item and
  income allocated to minority
  interests as reported . . . . . . . . . . . . $19,122   $10,685
Add:  Adjustment for change in accounting
  policy to capitalize
  carpet replacement costs. . . . . . . . . . .     264       875
                                                -------   -------
Income before extraordinary item and
  income allocated to minority
  interests as adjusted . . . . . . . . . . . . $19,386   $11,560
                                                =======   =======
Net income as adjusted. . . . . . . . . . . . . $15,833   $ 9,286
                                                =======   =======
Net income available to common stockholders
  as adjusted . . . . . . . . . . . . . . . . . $13,446   $ 9,286
                                                =======   =======
Basic net income per share:
  Before extraordinary item, less preferred
  distributions and income allocated to
  minority interests as reported. . . . . . . . $  1.02   $  0.80
  Adjustment for effect of change in
  accounting policy . . . . . . . . . . . . . .    0.02      0.08
                                                -------   -------
  Income before extraordinary item, less
    preferred distributions and income
    allocated to minority interests as
    adjusted. . . . . . . . . . . . . . . . . . $  1.04   $  0.88
                                                =======   =======
  Net income available to common stockholders
    as reported . . . . . . . . . . . . . . . . $  0.90   $  0.69
  Adjustment for effect of change in
    accounting policy . . . . . . . . . . . . .    0.02      0.08
                                                -------   -------
  Net income available to common stockholders
    as adjusted . . . . . . . . . . . . . . . . $  0.92   $  0.77
                                                =======   =======
Diluted net income per share:
  Before extraordinary item, less preferred
  distributions and income allocated to
  minority interests as reported. . . . . . . . $  1.02   $  0.80
  Adjustment for effect of change in
    accounting policy . . . . . . . . . . . . .    0.02      0.07
                                                -------   -------
  Income before extraordinary item, less
    preferred distributions and income
    allocated to minority interests as
    adjusted. . . . . . . . . . . . . . . . . . $  1.04   $  0.87
                                                =======   =======
  Net income available to common stockholders
    as reported . . . . . . . . . . . . . . . . $  0.89   $  0.69
  Adjustment for effect of change in
    accounting policy . . . . . . . . . . . . .    0.02      0.07
                                                -------   -------
  Net income available to common stockholders
    as adjusted . . . . . . . . . . . . . . . . $  0.91   $  0.76
                                                =======   =======

(4)    ACQUISITIONS AND DISPOSITIONS

     Acquisitions
     ------------
     During 1997 the Company acquired 93 apartment properties containing 21,467 units (or 6,037 weighted average units) for a cost of $799.2 million. During 1996 the Company acquired 16 apartment properties containing 5,034 units (or 1,631 weighted average units) for a cost of $179.0 million. In addition, in connection with one property acquired in December 1996, the Company acquired approximately 81 acres of adjacent undeveloped land for $4 million. The properties acquired in 1997 and 1996 are located in the states of Texas, Florida, California, Georgia, Arizona and Tennessee.

     The acquisitions are accounted for by the purchase method of accounting, and the accompanying consolidated financial statements reflect the results of operations of the acquired properties since the date of purchase.

     On October 1, 1997, the Company acquired the assets and business of Drever Partners, Inc. and its affiliates, including 18 partnerships of which Drever Partners, Inc. and certain of its affiliates were the general partners, (collectively, "Drever"), a private real estate management company based in San Francisco and Houston. This transaction included the acquisition by the Company of 79 apartment properties (consisting of 18,118 units), which are included in the 93 properties acquired by the Company during 1997. Pursuant to an Exchange Agreement with Drever, the consideration exchanged by the Company consisted of approximately $94.7 million of cash, the assumption of $286.0 million of mortgage debt (of which the Company repaid $119.0 million with proceeds from an unsecured term loan and its unsecured credit facility) and $303.5 million (based upon the price of the Company's stock at the time of the announcement of the acquisition) of Common OP Units and Preferred OP Units, issued by a newly-formed operating partnership subsidiary of the Company, Walden/Drever Operating Partnership, L.P. ("WDOP"), to the shareholders and partners of and equity participants in Drever. The Units are exchangeable on or after October 1, 1998 into an aggregate of 10,322,397 shares of the Company's common stock, 1,999,909 shares of the Company's 9.00% Redeemable Preferred Stock and 6,666,363 Series B Warrants (each of which is exercisable for one-third of one share of the Company's common stock at $26.875 per share). The 9.00% Redeemable Preferred Stock and the Preferred OP Units are redeemable at the option of the Company in ten years at a redemption price of $25 per share or unit.

     On February 18, 1998, the Company acquired two apartment properties with a total of 376 units located in Tampa, Florida for approximately $16.2 million. The Company funded these acquisitions by assuming $5.8 million of variable rate tax-exempt debt maturing in the year 2007, assuming $5.1 million of 7.35% fixed rate debt maturing in the year 2005, and borrowing the remaining amount under the Company's unsecured credit facility. The credit enhancement on the $5.8 million variable rate debt expires in November 1998 and is guaranteed by the Company.

     Dispositions
     ------------
     On October 2, 1997, the Company disposed of one 392-unit property located in Dallas, Texas. During 1996 the Company disposed of three properties: a 384-unit property located in Wichita, Kansas, on April 24, 1996; a 304-unit property located in Corpus Christi, Texas, on August 30, 1996; and a 144-unit property located in Stone Mountain, Georgia, on September 27, 1996. In connection with these dispositions, the Company reported gains in the amount of $2,055,000 and $1,934,000 for the year ended December 31, 1997 and 1996, respectively.

     Pro Forma Information (Unaudited)
     ---------------------------------
     The following unaudited condensed pro forma information for the two years ended December 31, 1997 was prepared from the
financial statements of the Company by adjusting for the effect of all public offerings and all property dispositions and acquisitions in 1997 and 1996, including debt used to finance acquisitions or repaid from proceeds of dispositions, as if all of these
transactions had occurred on January 1, 1996.  The pro forma results do not include gains on property dispositions or
extraordinary losses on early extinguishment of debt.  The
following information is not necessarily indicative of what the performance would have been had the Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company.  (In thousands, except per share information.)
                                                        Pro Forma
                                                  Year Ended December 31,
                                                  -----------------------
                                                     1997         1996
                                                     ----         ----

Revenues . . . . . . . . . . . . . . . . . . . .   $268,113     $261,070
Expenses . . . . . . . . . . . . . . . . . . . .    245,361      237,814
                                                   --------     --------
Income before income allocated to minority
  interests. . . . . . . . . . . . . . . . . . .     22,752       23,256
Income allocated to minority interests . . . . .     (7,362)      (7,619)
                                                   --------     --------
Net income . . . . . . . . . . . . . . . . . . .     15,390       15,637
Preferred distributions. . . . . . . . . . . . .    (13,186)     (13,296)
                                                   --------     --------
Net income available to common stockholders. . .   $  2,204     $  2,341
                                                   ========     ========
Basic net income per share . . . . . . . . . . .   $   0.13     $   0.14
                                                   ========     ========
Diluted net income per share . . . . . . . . . .   $   0.12     $   0.14
                                                   ========     ========

(5)    REAL ESTATE ASSETS

     Changes in real estate assets and related accumulated depreciation for the years ended December 31, 1997 and 1996 are as follows (in thousands):

Real estate assets:
     Balance at January 1, 1996. . . . . . . . . . . . . . . . .  $  513,341
  Purchase of real estate assets . . . . . . . . . . . . . . . .     182,967
  Sale of real estate assets . . . . . . . . . . . . . . . . . .     (22,765)
  Fixed asset additions. . . . . . . . . . . . . . . . . . . . .       9,972
                                                                  ----------
     Balance at December 31, 1996. . . . . . . . . . . . . . . .     683,515
  Purchase of real estate assets . . . . . . . . . . . . . . . .     799,162
  Sale of real estate assets . . . . . . . . . . . . . . . . . .      (7,323)
  Fixed asset additions. . . . . . . . . . . . . . . . . . . . .      32,259
                                                                  ----------
     Balance at December 31, 1997. . . . . . . . . . . . . . . .  $1,507,613
                                                                  ==========
Accumulated depreciation:
  Balance at January 1, 1996 . . . . . . . . . . . . . . . . . .  $   23,734
  Depreciation expense . . . . . . . . . . . . . . . . . . . . .      19,810
  Write off related to real estate assets sold . . . . . . . . .      (1,837)
                                                                  ----------
     Balance at December 31, 1996. . . . . . . . . . . . . . . .      41,707
  Depreciation expense . . . . . . . . . . . . . . . . . . . . .      33,560
  Write off related to real estate assets sold . . . . . . . . .        (683)
                                                                  ----------
     Balance at December 31, 1997. . . . . . . . . . . . . . . .  $   74,584
                                                                  ==========

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

(7)  MORTGAGE NOTES PAYABLE, UNSECURED TERM LOAN AND UNSECURED
     CREDIT FACILITY

     Mortgage notes payable and the Company's unsecured term loan
(the "Term Loan") and unsecured credit facility (the "Credit
Facility") consist of the following (in thousands):

                                  As of December 31, 1997            Principal Balance
                           -------------------------------------     As of December 31,
                           Weighted Average     Weighted Average     ------------------
                            Interest Rate       Years to Maturity      1997      1996
                           ----------------     -----------------      ----      ----
Conventional Fixed Rate
  Mortgage Notes:
   Mortgage notes payable
     to the Federal National
     Mortgage Association. . .   8.81%                 6.1          $ 43,101  $ 48,343

   Mortgage notes payable
     to insurance companies. .   7.83%                 3.8           248,155    86,452
   Mortgage notes - other. . .   8.50%                 2.6             3,175     3,208
                                 -----                ----          --------  --------
                                 7.98%                 4.1           294,431   138,003
Tax-exempt Mortgage Notes:
   Fixed rate. . . . . . . . .   6.51%                19.3            75,638    69,820
   Variable rate . . . . . . .   5.53%                 0.5            51,085    51,085
                                 -----                ----          --------  --------
                                 6.11%                11.7           126,723   120,905
Variable Rate Notes:
   Unsecured Term Loan . . . .   7.98%                 0.9           200,000        --
   Unsecured Credit Facility .   7.72%                 1.1            74,000        --
   Other . . . . . . . . . . .   8.63%                 2.9             7,200        --
                                 -----                ----          --------  --------
                                 7.93%                 1.0           281,200        --
                                 -----                ----          --------  --------
   Total/Weighted Average. . .   7.62%                 4.2          $702,354  $258,908
                                 =====                ====          ========  ========

     As of December 31, 1997, the Company had collateralized 88 of its 154 properties under various mortgage loans.

     Conventional Mortgage Notes Payable
     -----------------------------------
     Conventional mortgage notes payable include 60 loans encumbering 75 properties at December 31, 1997. Mortgage notes for $294.4 million are payable in monthly installments aggregating approximately $2.3 million, including principal and interest at various fixed rates ranging from 6.95% to 9.22% per annum. One mortgage loan for $7.2 million is a variable rate loan requiring monthly payments of interest only (8.63% interest rate at December 31, 1997). Scheduled maturities are at various dates ranging from March 31, 1998 through December 1, 2005.

     Tax-Exempt Mortgage Notes Payable
     ---------------------------------
     At December 31, 1997, 13 of the Company's properties are encumbered by 12 mortgage notes which were financed from the proceeds of tax-exempt bonds and which have credit enhancements. Mortgage notes of approximately $75.7 million are payable in monthly installments of approximately $0.5 million, including principal and interest at fixed rates ranging from 6.13% to 6.75% per annum. Mortgage notes in the amount of $68.8 million have scheduled maturities ranging from October 1, 2005 through September 1, 2028. The remaining mortgage note of $6.9 million was refinanced in February 1998 (see below). The remaining tax-exempt mortgage notes in the amount of $51.1 million have variable interest rates, are payable in monthly installments of interest only and have a weighted average interest rate of 5.53% as of December 31, 1997. The bonds underlying these mortgage notes are scheduled to mature on May 1, 2024, while the credit enhancements mature on June 30, 1998. The Company has guaranteed $6.4 million of the tax-exempt mortgage notes as of December 31, 1997 and 1996.

     On January 29, 1998 and February 12, 1998, the Company refinanced $12.7 million and $6.9 million, respectively, of the variable rate tax-exempt mortgage loans and extended the mortgage loan and credit enhancement maturity to February 15, 2028. The Company has also received a commitment to refinance the remaining variable rate tax-exempt mortgage loans to provide a 30-year credit enhancement.

     In March 1998, $78.1 million of conventional fixed-rate mortgage notes were refinanced with $110.0 million of fixed-rate debt, of which 80.0 million of such debt bears interest at 6.62% and matures in December 2007 and the remaining $30.0 million bears interest at 7.06% and matures in December 2017.

     Unsecured Term Loan and Unsecured Credit Facility
     -------------------------------------------------
     On December 15, 1997, the Company entered into an unsecured $200 million one year term loan agreement (the "Term Loan") with BankBoston, as agent for a group of financial institutions. The interest rate on the borrowing is identical to that of the Credit Facility (see below). This borrowing was utilized to repay a $110 million term loan obtained on October 1, 1997 in connection with the acquisition of the apartment properties owned by Drever. The balance of the proceeds of the Term Loan were used to reduce the Credit Facility borrowings. The Company paid a loan fee of $1.2 million dollars for the Term Loan which is being amortized over the life of the loan.

     The Company has a $150 million unsecured Credit Facility with BankBoston, as agent for a group of financial institutions, which matures February 1999. At the Company's election, the interest rate on any borrowings under its Credit Facility is at a floating rate equal to either (i) BankBoston's base rate (8.5% at December 31, 1997) plus 0.5%, or (ii) LIBOR (5.7% at December 31, 1997) plus
1.375%.

     The Term Loan and Credit Facility contain customary representations, warranties and events of default which require the Company to comply with certain affirmative and negative covenants. The primary restrictive covenants provide that: (i) distributions to stockholders may not exceed 90% of funds from operations, as defined in the Term Loan and Credit Facility; (ii) secured mortgage indebtedness may not exceed 40% of the Company's total assets before depreciation; (iii) the Company's fixed charge coverage ratio, as defined, must exceed 1.25; and (iv) the Company's debt service coverage ratio, as defined, must exceed 2.0. As of December 31, 1997, the Company is in compliance with all covenants of the Term Loan and Credit Facility.

     Principal Debt Maturities
     -------------------------
     Principal debt maturities, including balloon payments, for the next five years are as follows (in thousands):

1998. . . . . . . . . . . . . . . . . . . . . . . . . .          $341,206
1999. . . . . . . . . . . . . . . . . . . . . . . . . .            79,612
2000. . . . . . . . . . . . . . . . . . . . . . . . . .            20,270
2001. . . . . . . . . . . . . . . . . . . . . . . . . .            72,890
2002. . . . . . . . . . . . . . . . . . . . . . . . . .             4,986
Thereafter. . . . . . . . . . . . . . . . . . . . . . .           183,390
                                                                 --------
  Total . . . . . . . . . . . . . . . . . . . . . . . .          $702,354
                                                                 ========

     Extraordinary Items
     -------------------
     As a result of the sale of a property during 1997, the Company recorded an extraordinary loss in the amount of $0.4 million, which represented the write-off of unamortized deferred financing costs and prepayment penalties from the early retirement of debt. During 1996, the Company refinanced approximately $36.4 million of mortgage loans and the Credit Facility prior to maturity, which resulted in an aggregate extraordinary loss of $1.8 million. These losses represented prepayment fees and unamortized financing costs related to the debt retired.

     Forward Treasury Lock Agreements
     --------------------------------
     The Company has entered into five forward treasury lock agreements in order to hedge its exposure to interest rate fluctuations on anticipated debt financing expected to close in 1998. Under these agreements, the Company will pay or receive an amount equal to the difference between the Reference Yield and the Market Yield, as defined, on the date of exercise. The exercise date may be any date up to the settlement date. Any gain or loss under these agreements will be amortized to interest expense over the term of the financing. The following forward treasury lock agreements were in place as of December 31, 1997:

Notional Amount   Settlement Date     Reference Yield    Reference Treasury
---------------   ---------------     ---------------    ------------------
(In thousands)

   $ 75,000       November 23, 1998        5.8950%       5.750% due 11/30/02
     25,000       November 23, 1998        5.9600%       6.125% due 08/15/07
    100,000       May 22, 1998             6.3205%       6.125% due 08/15/07
     75,000       May 21, 1998             6.4745%       6.125% due 08/15/07
     20,000       May 22, 1998             6.2594%       6.625% due 02/15/27
   --------
   $295,000
   ========

(8)  EMPLOYEE BENEFIT PLAN

     Effective October 1, 1995, WDN Management adopted a 401(k) Plan for its employees and the employees of the Company. The 401(k) plan is a voluntary defined contribution plan. Qualified employees may participate in the plan by contributing up to 15% (20% effective October 1, 1997) of the participant's annual compensation (not to exceed $9,500, $9,500 and $9,240 per annum for 1997, 1996 and 1995, respectively). In 1997, the Company made an annual matching contribution on the participants' behalf of $136,000, representing up to 3% of the participant's annual compensation for the periods from October 1, 1996 through September 30, 1997 and from October 1, 1997 through December 31, 1997. In 1996, WDN Management made an annual matching contribution on the participant's behalf of $217,000. This represented up to 6% and 3% of the participant's annual compensation for the periods from October 1, 1995 through March 31, 1996 and from April 1, 1996 through September 30, 1996, respectively. The amount relating to the Company's employees was reimbursed to WDN Management by the Company in 1996. A participant's salary deferral contribution is 100% vested and nonforfeitable. A participant will become vested in the Company's matching contributions after five years.

(9)  OFFICER AND DIRECTOR NOTES FOR STOCK PURCHASES

     On July 19, 1994, the Company issued 183,000 shares of its common stock, at $20.875 per share (the closing sales price of the common stock on the New York Stock Exchange for that date), to four executive officers and to seven other officers of the Company. Each officer acquiring stock paid 10% of the purchase price in cash, with the remaining 90% loaned by the Company. Each such loan is evidenced by a note with a five year term, bearing interest at a fixed rate of 7.25% per annum, payable quarterly, and is secured by a pledge of the shares of common stock purchased by each officer pursuant to such loans. One officer is personally liable for the indebtedness evidenced by his note, while the loans to each of the other officers are non-recourse.

     On December 14, 1995, the Company authorized the issuance of shares of its common stock at $19.375 per share, the closing sales price of the common stock on the New York Stock Exchange for that date, to four executive officers, three other officers and four directors. On December 20, 1995, the Company agreed to issue 122,600 shares of its common stock to such officers and directors. On such date, the closing sales price of the Company's common stock on the New York Stock Exchange was $19.50 per share. Of such shares of common stock, the Company issued 103,800 on December 28, 1995 and 18,800 on January 18, 1996. Such shares were issued from common stock repurchased pursuant to the Company's stock repurchase program (see Note 11). Each officer and director acquiring stock paid 20% and 50%, respectively, of the purchase price in cash with the remaining amount loaned by the Company. Each loan is evidenced by a note with a five year term, bearing interest at a fixed rate of 8% per annum, payable quarterly, and is secured by a pledge of the shares of common stock purchased. In addition, each officer and director is personally liable for the indebtedness evidenced by the respective note.

     On February 17, 1998, the Company implemented a new officer loan program allowing officers to purchase the Company's common stock at current market prices and to exercise vested stock options with the assistance of a loan from the Company. Under this program, officers are eligible to purchase stock on March 1 and September 1 of each year in an aggregate amount of up to three times the officer's annual salary. A cash payment of 5% to 15% of the purchase price is required by the officer, depending upon the amount of the purchase, with the remainder loaned on a full recourse basis to the officer. Each loan is evidenced by a note with a five-year term, requiring quarterly payments of interest only at a fixed interest rate equal to the Company's then current interest rate under its Credit Facility. The loan is secured by a pledge of the shares of common stock purchased by each officer pursuant to such loan.

     On March 2, 1998, the Company issued 138,692 shares of its common stock, at $24.75 per share (the closing price of the common stock on the New York Stock Exchange for the previous trading day) and 26,192 shares of its common stock at a stock option grant price of $19.25 per share, to 25 officers under the officer loan program. The Company issued loans to officers in the amount of approximately $3.6 million, bearing interest at 7%.

(10) STOCK OPTION PLAN

     The Company adopted a stock option plan (the "Option Plan") in 1994 to provide incentives to officers, key employees and directors. Stock options granted under the Option Plan include non-qualified options and incentive stock options ("ISOs"). Options granted to non-employee directors vest over a one-year period. Options granted to officers and other employees vest ratably over a four-year period. All options expire ten years from the date of grant. Shares of common stock reserved for issuance under the Option Plan are in an amount equal to 10% of the Company's outstanding shares including exchangeable or convertible securities. As of December 31, 1997, 3,115,953 shares of common stock were reserved for issuance under the Option Plan. The Option Plan limits the number of shares of common stock issuable pursuant to ISOs to 1,500,000. Following is a summary of stock option activity for the three years ended December 31, 1997:

                                       1997                  1996                 1995
                                ------------------    ------------------   -------------------
                                Weighted              Weighted             Weighted
                                Average               Average              Average
                                 Price     Options     Price     Options    Price      Options
                                --------   -------    --------   -------   --------    -------
Options outstanding, beginning
  of year. . . . . . . . . . . . $20.07   1,392,750    $19.23     792,500   $19.25      521,350

   Granted . . . . . . . . . . .  25.34   1,778,250     21.16     603,250    19.21      286,150
   Exercised . . . . . . . . . .  19.56    (138,813)    19.25        (125)   19.25       (1,875)
   Canceled. . . . . . . . . . .  22.83    (148,562)    20.64      (2,875)   19.25      (13,125)
                                 ------   ---------    ------   ---------   ------    ---------
Options outstanding, end of
  year . . . . . . . . . . . . . $23.20   2,883,625    $20.07   1,392,750   $19.23      792,500
                                 ======   =========    ======   =========   ======    =========
Exercisable options, end of
  year . . . . . . . . . . . . . $21.21   1,076,619    $19.22     356,900   $19.25      141,713
                                 ======   =========    ======   =========   ======    =========

     As of December 31, 1997, options for 1,076,619 shares of common stock were exercisable at prices ranging from $18.47 to $26.00 per share and had a weighted average remaining contractual life of 5.5 years. Outstanding options as of December 31, 1997 had a weighted average contractual life of 7.9 years.

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

     Had compensation expense been determined based on the fair value of the stock option grants at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                  1997       1996       1995
                                                  ----       ----       ----
Net income available to common stockholders:
  As reported (in thousands) . . . . . . . . .  $ 9,396    $13,182    $ 8,411
  Pro forma (in thousands) . . . . . . . . . .  $ 8,180    $12,806    $ 8,184
Basic net income per share:
  As reported. . . . . . . . . . . . . . . . .  $  0.53    $  0.90    $  0.69
  Pro forma. . . . . . . . . . . . . . . . . .  $  0.47    $  0.87    $  0.67

Diluted net income per share:
  As reported. . . . . . . . . . . . . . . . .  $  0.53    $  0.89    $  0.69
  Pro forma. . . . . . . . . . . . . . . . . .  $  0.46    $  0.87    $  0.67

Stock options issued (in thousands). . . . . .    1,778        603        286
Weighted average exercise price. . . . . . . .  $ 25.34    $ 21.16    $ 19.21
Weighted average compensation value of
  options granted per option (1) . . . . . . .  $  2.38    $  1.14    $  1.20
Compensation cost (in thousands) . . . . . . .  $ 1,397    $   376    $   227

(1) Calculated in accordance with the binomial model, using the following assumptions; (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the New York Stock Exchange for the period April 1995 through September 1997 for the year ended December 31, 1997, with an average market price volatility of 13.4% and the period February 1994 through July 1996 for the periods ended December 31, 1996 and 1995, with an average market price volatility of 11.92%; (ii) expected dividend yield ranging from 7.42% to 9.90%; (iii) expected option term of six years;
     (iv) risk-free rate of return as of the date of grant, which ranged from 5.39% to 7.61%, based on extrapolated yield of six year U.S. Treasury securities and (v) forfeiture rate of 4.0%.


(11) STOCKHOLDERS' EQUITY AND MINORITY INTERESTS

     Minority Interests
     ------------------
     In connection with apartment acquisitions in June 1995, the Company issued Common OP Units that are exchangeable for an aggregate of 810,128 shares of the Company's common stock at the option of the unit holders. Prior to exchange, the holders of these Common OP Units will be entitled to receive quarterly distributions equal to the greater of the Company's actual distributions on 810,128 shares of common stock, or $369,000 in the aggregate ($391,000 was accrued as of December 31, 1997). Distributions of $1,564,000, $1,789,000 and $461,000 were paid to these unit holders for the years ended December 31, 1997, 1996 and 1995, respectively. These securities have been recorded as minority interests in the accompanying balance sheets.

     In connection with an apartment acquisition in April 1997, the Company issued $1.1 million of Common OP Units which are convertible into 44,379 shares of the Company's common stock. Prior to conversion, the holders of these Common OP Units will be entitled to receive quarterly distributions on the equivalent of 44,379 shares of common stock if and when declared and paid ($38,000 was declared and paid during the year ended December 31, 1997). These securities have been recorded as minority interests in the accompanying balance sheets.

     In connection with the properties acquired from Drever in October 1997 (see Note 4), the Company issued $303.5 million of Common OP Units and Preferred OP Units which are exchangeable on or after October 1, 1998, into common stock and 9.00% redeemable preferred stock with detachable warrants, respectively. Approximately half of these Common OP Units and Preferred OP Units must convert to common and preferred shares, respectively, on October 1, 1998. Beginning in 1998, the holders of the Preferred OP Units will be entitled to receive quarterly distributions of $0.5625 per unit and the holders of the Common OP Units will be entitled to receive quarterly distributions equal to those on the Company's common stock. These securities have been recorded as minority interests in the accompanying balance sheets.

     On March 4, 1998, the Company paid distributions of $5.4 million on the Common OP Units (which represented $0.4825 per unit) and $1.1 million on the Preferred OP Units (which represented
$0.5625 per unit).

     Dividend Reinvestment Program
     -----------------------------
     The Company has a Dividend Reinvestment and Stock Purchase Program ("DRP") which allows stockholders to reinvest their common or preferred distributions quarterly into shares of the Company's common stock, in lieu of receiving cash distributions. The current DRP provides that the issue price of dividend reinvestment purchases are at 95% of the average closing market price of the Company's common stock for the five days preceding such purchase. The Company has filed various shelf registration statements for an aggregate of 2,500,000 shares of common stock to be issued pursuant to the DRP, of which 923,726 shares were available for issuance as of December 31, 1997. Pursuant to the DRP, the Company issued 216,867 and 955,434 shares of its common stock during 1996 and 1997, respectively.

     Other Shelf Registrations
     -------------------------
     On June 2, 1995, the Company filed a shelf registration statement for $150,000,000 in shares of common or preferred stock. On October 9, 1996, the Company filed another registration statement for $150,000,000 in shares of common or preferred stock or stock warrants. The amount of securities available for issuance under these registration statements at December 31, 1997 were $6,032,000 and $19,993,000, respectively.

     Public Offerings
     ----------------
     Following is a summary of the Company's public offerings through December 31, 1997:

Description                      Date Issued     Issue Price     Shares       Net Proceeds
-----------                      -----------     -----------   ----------     ------------
                                                             (In thousands)  (In thousands)
Common Stock:
  IPO. . . . . . . . . . . . . February 9, 1994    $19.250        8,386 (1)     $143,680 (2)

  Follow-on offerings:         November 7, 1994    $19.250        1,500           26,706
                               June 23, 1995       $18.375        3,500           60,173
                               August 27, 1996     $20.625        1,680           32,626 (2)
                               December 24, 1996   $24.250        1,237           28,233 (3)
                                                                 ------         --------
                                                                 16,303         $291,418
                                                                 ======         ========
Preferred Stock/Warrants:
  9.16% Series A Convertible
    Redeemable Preferred
    Stock. . . . . . . . . . . April 26, 1996      $25.000        1,800           43,500
  9.20% Senior Preferred
    Stock and Warrants . . . . December 27, 1996   $25.000        4,000           95,344
                                                                 ------         --------
                                                                  5,800          138,844
                                                                 ------         --------
Total public offerings . . . .                                   22,103         $430,262
                                                                 ======         ========

(1) Includes 645,000 shares issued to Walden and certain officers of Walden (the "Restricted Shares").

(2)  Includes overallotment option exercised.

(3) Includes 161,000 shares issued in January 1997 pursuant to an overallotment option. Net proceeds were $3,524,000.

     On February 19, 1998, the Company issued 323,232 shares of its common stock at a price of $23.515 per share, resulting in net equity proceeds of $7.6 million.

     Preferred Stock and Warrants
     ----------------------------
     On April 26, 1996, the Company sold 1,800,000 shares of a 9.16% Series A Convertible Redeemable Preferred Stock ("Series A") at $25.00 per share. On August 14, 1996, 1,707,300 shares of Series A were exchanged for the same number of shares of a 9.16% Series B Convertible Redeemable Preferred Stock ("Series B"). On July 1, 1996, 14,000 shares of Series A were converted into 15,968 shares of common stock. During 1997, 73,818 shares of Series B were converted into 84,194 shares of common stock. On July 2, 1997, the remaining Series A shares which had not converted to shares of the Company's common stock, were automatically exchanged for Series B shares pursuant to the terms of the Series A shares. Distributions on Series B shares are cumulative and are equal to the greater of (i) $2.29 per annum or (ii) the distribution on the number of shares of common stock into which a share of Series B is convertible. Series B shares are convertible into 1.1406 shares of common stock and are redeemable at the option of the Company on or after April 30, 2006 at $25.00 per share.

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

     The aggregate liquidation preference of the Company's preferred stock was $142,805,000 as of December 31, 1997.

     Restricted Stock
     ----------------
     On February 6, 1997, the Company adopted a Long-Term Incentive Plan to attract and retain individuals to serve as directors, officers and employees of the Company. The recipients of the Company's restricted shares of common stock (the "Restricted Stock") are required to pay the $0.01 par value of the common stock. On February 12, 1997, the Company issued 107,500 shares of Restricted Stock under this plan to four executive officers, its non-employee directors and certain other employees of the Company (of which 18,000 shares of Restricted Stock were canceled upon departures of certain individuals). The shares issued to the non-employee directors vest ratably over a three-year period; while the shares issued to the executive officers and other employees vest over a ten-year period, with an initial vesting of 40% after the fourth anniversary and a 10% annual vesting thereafter. Deferred compensation related to the Restricted Stock was computed based upon the market value of the shares at the date of issuance less the amount paid for the shares. This deferred compensation is being amortized over the respective vesting periods. The unamortized amount as of December 31, 1997 was $1,404,000.

     The vesting period of the Restricted Stock issued to the Company's former CEO and Chairman of the Board was accelerated to October 2000, pursuant to a settlement agreement. In addition, the balance of the deferred compensation on such Restricted Stock ($739,000) was fully amortized in 1997, and is included in the unusual charge - officer settlement agreement in the statement of income.

     On February 4, 1998, the Company issued 4,000 restricted shares of common stock to two executive officers which shares vest ratably over a three year period.

     Other Stock Issuances
     ---------------------
     On April 19, 1995, the Company acquired a multifamily property for $14 million. The acquisition was funded by $9.8 million in financing and the issuance of 215,700 shares of the Company's common stock at a price of $19.55 per share.

     As discussed in Note 9, 183,000 shares of common stock were sold to 11 officers of the Company on July 19, 1994; 103,800 shares of common stock were sold to seven officers and four directors on December 28, 1995 and 18,800 shares were sold to one officer on January 18, 1996. All of the stock sold was pursuant to an officer/director stock purchase plan at the then current market price.

     Stock Repurchases
     -----------------
     In December 1995, the Company announced its intention to repurchase shares of its common stock. During 1995, the Company repurchased 103,800 shares of its common stock at a cost of $2,038,000, of which $110,000 was not paid until January 1996. All 103,800 shares were reissued to officers and directors on December 28, 1995 pursuant to an officer and director stock purchase agreement (see Note 9). During 1996, the Company repurchased 318,300 shares of its common stock at a cost of $6,462,000; of which 18,800 shares were reissued on January 18, 1996 pursuant to an officer and director stock purchase agreement (see Note 9). The remaining 299,500 shares were retired in 1996.

     In July 1997, the Company announced its intention to repurchase additional shares of its common stock. During 1997 the Company repurchased and retired 278,500 shares of its common stock at a cost of $6,666,000.

     Distributions to Common and Preferred Stockholders
     --------------------------------------------------
     For the year ended December 31, 1995, the Company paid distributions of $22,020,000 (or $1.82 per share of common stock), of which 45.75% represented a return of capital, 3.84% represented a long-term capital gain and 50.41% represented ordinary taxable dividend income.

     For the year ended December 31, 1996, the Company paid distributions of $27.0 million to its common stockholders (or $1.86 per share of common stock), of which 43.3% represented a return of capital, 3.7% represented a long-term capital gain and 53.0% represented ordinary taxable dividend income. In addition, the Company paid distributions of $2.4 million on its 9.16% Convertible Redeemable Preferred Stock (or $1.335 per share), of which 6.53% represented a long-term capital gain and 93.47% represented ordinary taxable dividend income.

     For the year ended December 31, 1997, the Company paid distributions of $33,852,000 (or $1.93 per share of common stock), of which 44.06% represented a return of capital, 2.23% represented a 20% long-term capital gain and 53.71% represented ordinary taxable dividend income. In addition, the Company paid distributions of $3,986,000 on its 9.16% Convertible Redeemable Preferred Stock (or $2.29 per share) and $8,538,000 on its 9.2% Senior Preferred Stock (or $2.30 per share), of which 3.99% represented a long-term capital gain and 96.01% represented ordinary taxable dividend income.

     On March 4, 1998, the Company paid distributions of $12.0 million to stockholders of record on February 18, 1998. The common stockholders were paid $0.4825 per share; the 9.16% Convertible Redeemable Preferred Stockholders were paid $0.5725 per share and the 9.20% Senior Preferred Stockholders were paid $0.575 per share.

     Distribution Preferences
     ------------------------
     Distributions on the Company's preferred stock and certain of its minority interest securities have priority over other distributions. Following are the Company's distribution preferences:

  (a)  First, to holders  of  the 9.20% Senior  Preferred Stock
       (4,000,000 shares at December 31, 1997, with an annual dividend rate of $2.30 per share); then

  (b) to holders of the 9.16% Series B Convertible Redeemable Preferred Stock (1,712,182 shares at December 31, 1997, with an annual dividend rate of $2.29 per share) and the holders of 1,999,909 Preferred OP Units (with an annual distribution of $2.25 per unit); then

  (c) to holders of 810,128 Common OP Units (at a minimum cumulative annual distribution equal to $1.82 per unit);
       and

  (d) finally, to all remaining holders of Common OP Units and common stock.

(12)   FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

     As of December 31, 1997, the outstanding balance of fixed rate mortgage notes payable of $370.1 million had a fair value of $379.1 million (excluding prepayment penalties) as estimated based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1997. Of these mortgages, $179.0 million were not prepayable at December 31, 1997. The remaining notes were subject to prepayment penalties of $5.6 million at December 31, 1997, which would be required to retire these notes prior to maturity. The floating rate mortgage notes payable balance at December 31, 1997 reasonably approximates fair value.

     As of December 31, 1996, the outstanding balance of fixed rate mortgage notes payable of $207.8 million had a fair value of $211.7 million (excluding prepayment penalties) as estimated based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1996. Of these mortgage notes, $178.0 million were not prepayable at December 31, 1996. The remaining notes were subject to prepayment penalties of $1.9 million at December 31, 1996, which would be required to retire these notes prior to maturity. The floating rate mortgage notes payable balance of $51.1 million at December 31, 1996 reasonably approximates fair value.

     The fair value of the Company's forward treasury lock agreements (used to hedge against exposure to interest rate fluctuations) is $9.3 million, the estimated amount that the Company would pay to terminate the agreements as of December 31, 1997. The amount was determined based on a quote received from a financial institution which transacts these type of settlements.

     The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(13)   COMMITMENTS AND CONTINGENCIES

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

     In January 1998, the Company executed a lease agreement for additional office space. The lease requires monthly lease payments commencing at $66,000 up to $78,000 for a period of 120 months, beginning May 1998.

     As of December 31, 1997, the Company had employment agreements with five executive officers for five-year periods ending in February or October 2002. The aggregate remaining compensation due under these agreements was approximately $4.9 million as of December 31, 1997. Under such agreements, the Company is liable for the compensation benefits for one year if an executive officer were to be terminated without cause, as defined.

     On various dates in 1996 and 1997, the Company entered into contractual obligations with a third party to construct carports on 59 of the Company's properties. The total cost of the carports was estimated to be approximately $13.6 million, of which $9.3 million had been incurred as of December 31, 1997. The remaining $4.3 million is expected to be paid during 1998.

     On February 27, 1998, the Company signed a joint venture agreement with The Grupe Company ("Grupe") to purchase, for approximately $47 million, two Sacramento area properties which will consist of 616 apartment units. Under the terms of the joint venture, Grupe will build and lease-up the two properties before the Company would purchase 100% of both properties from the joint venture. The purchase is anticipated to occur sometime in late 1999.

(14)   QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial information for the two year period ended December 31, 1997 is as follows (in thousands, except per share amounts):

                                                1997 Quarters Ended
                                ----------------------------------------------------
                                March 31      June 30   September 30 December 31 (a)   Total
                                --------      -------   ------------ ---------------   -----
Revenues . . . . . . . . . . .   $33,291      $34,750      $36,499      $66,595      $171,135
Expenses . . . . . . . . . . .    26,556       29,065       30,328       60,128       146,077
                                 -------      -------      -------      -------      --------
Operating income . . . . . . .     6,735        5,685        6,171        6,467        25,058
Gain on disposition of real
  property . . . . . . . . . .        --           --           --        2,055         2,055
Extraordinary loss on debt
  extinguishment . . . . . . .        --           --           --         (422)         (422)
Income allocated to minority
  interests. . . . . . . . . .      (405)        (395)        (397)      (2,912)       (4,109)
                                 -------      -------      -------      -------      --------
Net income . . . . . . . . . .     6,330        5,290        5,774        5,188        22,582
Preferred distributions. . . .    (3,312)      (3,311)      (3,282)      (3,281)      (13,186)
                                 -------      -------      -------      -------      --------
Net income available to
  common stockholders. . . . .   $ 3,018      $ 1,979      $ 2,492      $ 1,907      $  9,396
                                 =======      =======      =======      =======      ========
Basic net income per share:
Before extraordinary item,
  less preferred distributions
  and income allocated to
  minority interests . . . . .   $  0.18      $  0.11      $  0.14      $  0.13      $   0.55
Extraordinary loss on debt
  extinguishment . . . . . . .        --           --           --        (0.02)        (0.02)
                                 -------      -------      -------      -------      --------
Net income available to
  common stockholders. . . . .   $  0.18      $  0.11      $  0.14      $  0.11      $   0.53
                                 =======      =======      =======      =======      ========
Diluted net income per share:
Before extraordinary item,
  less preferred distributions
  and income allocated to
  minority interests . . . . .   $  0.17      $  0.11      $  0.14      $  0.13      $   0.55
Extraordinary loss on debt
  extinguishment . . . . . . .        --           --           --        (0.02)        (0.02)
                                 -------      -------      -------      -------      --------
Net income available to
  common stockholders. . . . .   $  0.17      $  0.11      $  0.14      $  0.11      $   0.53
                                 =======      =======      =======      =======      ========

(a) Operations for the fourth quarter of 1997 include Drever, which was acquired on October 1, 1997 (see Note 11).


                                                1996 Quarters Ended
                                -------------------------------------------------
                                March 31      June 30   September 30  December 31      Total
                                --------      -------   ------------  -----------      -----
Revenues . . . . . . . . . . .   $25,275      $25,962      $28,899      $31,035      $111,171
Expenses . . . . . . . . . . .    21,755       22,117       24,136       25,975        93,983
                                 -------      -------      -------      -------      --------
Operating income . . . . . . .     3,520        3,845        4,763        5,060        17,188
Gain on disposition of real
  property . . . . . . . . . .        --        1,272          724          (62)        1,934
Extraordinary loss on debt
  extinguishment . . . . . . .      (488)         (96)        (488)        (776)       (1,848)
Income allocated to minority
  interests. . . . . . . . . .      (471)        (471)        (387)        (376)       (1,705)
                                 -------      -------      -------      -------      --------
Net income . . . . . . . . . .     2,561        4,550        4,612        3,846        15,569
Preferred distributions. . . .        --         (342)      (1,022)      (1,023)       (2,387)
Net income available to
  common stockholders. . . . .   $ 2,561      $ 4,208      $ 3,590      $ 2,823      $ 13,182
                                 =======      =======      =======      =======      ========
Basic net income per share:
Before extraordinary item,
  less preferred distributions
  and income allocated to
  minority interests . . . . .   $  0.21      $  0.31      $  0.28      $  0.23      $   1.02
Extraordinary loss on debt
  extinguishment . . . . . . .     (0.03)       (0.01)       (0.03)       (0.05)        (0.12)
                                 -------      -------      -------      -------      --------
Net income available to
  common stockholders. . . . .   $  0.18      $  0.30      $  0.25      $  0.18      $   0.90
                                 =======      =======      =======      =======      ========
Diluted net income per share:
Before extraordinary item,
  less preferred distributions
  and income allocated to
  minority interests . . . . .   $  0.21      $  0.31      $  0.28      $  0.23      $   1.01
Extraordinary loss on debt
  extinguishment . . . . . . .     (0.03)       (0.01)       (0.03)       (0.05)        (0.12)
                                 -------      -------      -------      -------      --------
Net income available to
  common stockholders. . . . .   $  0.18      $  0.30      $  0.25      $  0.18      $   0.89
                                 =======      =======      =======      =======      ========

                   WALDEN RESIDENTIAL PROPERTIES, INC.

        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                         AS OF DECEMBER 31, 1997

                   WALDEN RESIDENTIAL PROPERTIES, INC.
        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         AS OF DECEMBER 31, 1997
                             (IN THOUSANDS)

                                                                    Initial Cost to Company
           Description                                              -----------------------
------------------------------------                                           Buildings &
Property Name               Location              Encumbrances      Land       Improvements
-------------               --------              ------------      ----       ------------
Original Properties
-------------------
Burning Tree                Tulsa, OK                   2,379         635          3,475
Casa Verde                  Phoenix, AZ                 1,997       1,027          3,586
Cinnamon Stick              Tulsa, OK                   3,177         962          5,565
Club at Springlake          Haltom City, TX                --         613          2,648
Country View                San Antonio, TX                (A)        719          5,302
Eagle Pointe                Indianapolis, IN               (A)        494          7,993
Fountaingate                Wichita Falls, TX              --         751          6,498
James Pointe                Murray, UT                  8,234       1,040         10,937
Lift, The                   Tulsa, OK                   2,743         804          4,164
Post Oak Place              Euless, TX                     --       1,570          6,582
Preston Greens              Dallas, TX                     --       1,468          6,687
Raintree                    Nashville, TN               5,245         715          6,457
Settler's Cove              Beaumont, TX                3,175         159          5,056
Stillwater                  Murray, UT                 11,994       2,019         16,839
Trestles of Austin          Austin, TX                     (A)      1,100          9,977
Woodridge                   Fort Worth, TX                 --         340          2,586
Woodstone                   Phoenix, AZ                12,636       4,325         14,210
                                                      -------     -------      ---------
Subtotal                                               51,580      18,741        118,562
                                                      -------     -------      ---------
1994 Acquisitions
-----------------
Bel Shores                  Largo, FL                   4,653       1,847          6,072
Brookwood Club              Jacksonville, FL            6,872         952          8,647
Carlyle at Waters           Tampa, FL                      (B)      1,678         11,154
Cinnamon Park               Arlington, TX                  (A)        855          7,723
Copper Cove                 Houston, TX                    --         935          6,194
Copperfield                 Oklahoma City, OK           4,150         357          6,473
Fielder's Glen              Arlington, TX                  (A)        556          5,031
Foxboro                     Houston, TX                    (A)        800          3,882
Gables, The                 McKinney, TX                   (A)        544          6,885
Greens Crossing             Dallas, TX                     (B)      1,368          6,795
Harper's Creek              Austin, TX                     (A)        868          8,871
Hunter's Ridge              Oklahoma City, OK           3,547         300          4,927
Newport                     Irving, TX                  7,097       1,200          8,878
Rivercrest                  Arlington, TX               5,390       1,650          7,877
Silverado                   Albuquerque, NM                (B)      1,194          8,082
Springfield                 Mesquite, TX                   (A)      1,042          6,507
Summerfield Place           Oklahoma City, OK              (A)        619          5,586
Woodscape                   Oklahoma City, OK              (A)      1,077         13,280
                                                      -------     -------      ---------
Subtotal                                               31,709      17,842        132,864
                                                      -------     -------      ---------
1995 Acquisitions
-----------------
Braden's Walk (E)           Bedford, TX                    --       1,839         18,495
Hilltop                     North Richland Hills, TX       --         801          5,314
Laurel Creek                Houston, TX                    (A)      2,067         12,011
Pinnacle                    Lewisville, TX                 --         672          4,190
Pinto Creek                 Austin, TX                     (A)        487          8,403
Reflections of Highpoint    Dallas, TX                 12,490       1,984         12,358
Remington at Ponte Vedra    Ponte Vedra Beach, FL      12,000       1,425         13,468
Remington Hill              Fort Worth, TX             13,880       1,846         11,847
Sandpiper                   Jacksonville, FL               (B)      1,102         10,377
Shadow Creek                North Richland Hills, TX       --         666          5,899
Summer Meadows              Plano, TX                  12,296       2,393         14,908
Summer Villas               Dallas, TX                     --       2,270         14,140
Summers Crossing            Plano, TX                   9,176       1,730         10,774
Summers Landing             Fort Worth, TX                 --         819          5,259
Three Palms                 Tampa, FL                      (C)      1,735         14,017
Winridge                    Aurora, CO                 12,715         790         15,939
                                                      -------     -------      ---------
Subtotal                                               72,557      22,626        177,399
                                                      -------     -------      ---------
1996 Acquisitions
-----------------
Ashbury Parke               Austin, TX                     --       2,007         11,591
Bentley Green               Jacksonville, FL               --       1,430         14,095
Brandywine                  Nashville, TN                  --         646          8,479
Costa del Sol               San Antonio, TX                --         871          6,432
Huntington at Hidden Hills  Jacksonville, FL               --         722          6,165
Meadow Glen                 Mesa, AZ                    7,049       1,802         10,754
Nashboro Village            Nashville, TN                  --       6,186         42,869
Parks at Treepoint (F)      Arlington, TX                  --       1,966         15,036
Remington                   San Antonio, TX                --         427          4,411
Saratoga                    Melbourne, FL                  --         676          5,788
Summer Oaks                 San Antonio, TX                --         826          5,624
Terra Vida                  Mesa, AZ                    7,383       1,929         13,383
Villas of St. Moritz        San Antonio, TX                --         653          5,544
Waterford                   Plano, TX                      --       2,156         11,423
                                                      -------     -------      ---------
Subtotal                                               14,432      22,297        161,594
                                                      -------     -------      ---------
1997 Acquisitions
-----------------
Arbor Park                  Dallas, TX                     --         916         12,104
Arbors of Austin            Austin, TX                     --         670          7,306
Arbors of Bedford           Bedford, TX                    --         531          5,623
Arbors of Carrollton        Carrollton, TX                 --         684          4,019
Arbors of Euless            Euless, TX                     --       1,206          6,733
Ashton Park                 Tampa, FL                   3,946         935          6,094
Clover Hill                 Arlington, TX                  --         725          5,944
Hillcrest                   Grand Prairie, TX              --       1,040          6,823
Oak Ramble                  Tampa, FL                      --       1,247          8,797
Parkway Station             Atlanta, GA                    --         666         17,761
Windsor Park                Hendersonville, TN          6,870         500          9,012
                                                      -------     -------      ---------
Subtotal                                               10,816       9,120         90,216
                                                      -------     -------      ---------
Drever Transaction
------------------
Arbor Creek                 Dallas, TX                     --       2,284          9,841
Arbor Point                 Houston, TX                 1,457         313          2,568
Arbors of Wells Branch      Austin, TX                     --         912          7,522
Ashton Woods                Houston, TX                    --         251          4,423
Aston Brook                 Houston, TX                 1,653         194          3,676
Audubon Square              Austin, TX                     --         529          6,284
Bar Harbor                  Houston, TX                 5,202       1,149          9,326
Bayou Oaks                  Houston, TX                 2,777         222          6,120
Bent Creek                  Dallas, TX                  4,174       1,802          8,155
Brandon Oaks                Houston, TX                 2,612         293          6,454
Briarcrest                  Houston, TX                 4,057         714         11,199
Brittany Park               Dallas, TX                     --       1,620          7,892
Brookfield                  Houston, TX                    --         400          8,422
Canyon Ridge                Dallas, TX                  2,394       1,127          5,620
Carriage Hill               Houston, TX                 4,273         410          8,474
Casa Valley                 Dallas, TX                     --       1,020          6,010
Central Park Condos         Houston, TX                 2,076         370          3,945
Central Park Regency        Houston, TX                 5,943         490         12,636
Charleston, The             Houston, TX                 4,356         810          8,469
Cimarron Park               Houston, TX                 2,250         334          4,888
Cimarron Parkway            Houston, TX                    --       1,319          9,527
Colony Oaks                 Houston, TX                 2,519         540          6,044
Colorado Club               Houston, TX                 7,200         883          9,780
Creekwood Village           Dallas, TX                  5,098       1,433         11,173
Crestwood                   Phoenix, AZ                    --         932          9,151
Enclave at Cypress Park     Houston, TX                    --       1,595         12,455
Fairways, The               Phoenix, AZ                    --         766          5,747
Felicita Creek              San Diego, CA               3,112       1,594          5,550
Garden Place                Phoenix, AZ                    --       1,596         12,480
Georgetown                  Houston, TX                    --       1,565          7,826
Harbor Pointe               Houston, TX                    --         413          7,506
Harpers Mill                Houston, TX                 2,071         967          3,657
Hidden Lake                 Houston, TX                    --       2,843         19,840
Holiday on Hayes            Houston, TX                 4,787       1,491         10,600
Hunt Club, The              Houston, TX                 2,820       1,175          5,184
Huntley, The                Houston, TX                 5,285         640          8,974
La Prada Club               Dallas, TX                     --       1,493          9,485
Lakes of Renaissance        Austin, TX                     --         945         10,463
Live Oak                    Houston, TX                    --         782          4,475
Meadows on Memorial         Houston, TX                    --         609          2,348
Mill Creek                  Houston, TX                 1,633         205          4,595
Montfort Oaks               Dallas, TX                  5,170       2,256         11,177
Monticello on Cranbrook     Houston, TX                 3,434         410          7,522
Northwoods                  Houston, TX                 2,853         638          8,176
Oak Ridge                   Austin, TX                     --         834         10,389
One Camden Court            Houston, TX                    --         164          2,479
One Cypress Landing         Houston, TX                    --         559         11,830
One Westfield Lake          Houston, TX                    --         731          9,692
One Willow Chase            Houston, TX                    --         160          3,425
One Willow Park             Houston, TX                    --         219          5,880
Park Bonita                 San Diego, CA               5,777       6,951          5,647
Pathway, The                Houston, TX                    --         848          5,855
Pine Creek                  Houston, TX                    --         414          5,697
Polo Club                   Austin, TX                  6,346         912         10,586
Polo Club on Cranbrook I    Houston, TX                 2,851         340          5,693
Polo Club on Cranbrook II   Houston, TX                 3,909         256          7,362
Rafters, The                Corpus Christi, TX          3,926         899          8,304
Richmond Green              Houston, TX                    --       1,248         10,049
Riverwalk                   Houston, TX                 2,892         390          6,497
Saratoga Springs            Atlanta, GA                 4,404       1,568         12,041
Shadow Creek                Austin, TX                  6,080       1,617         13,250
Shadowridge Village         Dallas, TX                  2,662         918          5,055
Shannon Chase               Atlanta, GA                 3,016       3,465          4,564
Silverado                   Houston, TX                 5,027       1,611         12,003
Stony Creek                 Houston, TX                 2,986         478          6,540
Sun Ridge                   San Diego, CA               3,231       3,400          3,316
Timbers of Cranbrook        Houston, TX                    --         348          8,273
Tranquility Lake            Houston, TX                    --         742          3,231
Trinity Mills               Dallas, TX                  3,531       1,968          6,372
Trinity Oaks                Dallas, TX                  3,110         916          8,688
Villas at Indian Trails     Atlanta, GA                 3,625       3,119          6,138
Wharf, The                  Corpus Christi, TX          3,882       1,283          8,928
Willowick                   Corpus Christi, TX          3,902         899          9,161
Wimbledon                   Houston, TX                    --         231          5,667
Woodborough                 Houston, TX                    --         376          8,731
Woodchase                   Houston, TX                 4,495       1,422         10,826
Woodedge                    Houston, TX                 1,747         243          3,606
Woodlake                    Houston, TX                    --       1,179         10,338
                                                      -------     -------      ---------
Subtotal                                              166,605      83,042        601,772
                                                      -------     -------      ---------
Subtotal - 1997                                       177,421      92,162        691,988
                                                      -------     -------      ---------
Grand Total                                           347,699     173,668      1,282,407
                                                      =======     =======      =========

(A) Property is pledged as collateral under a $57.17 million mortgage note payable to an insurance company.

(B) Property is pledged as collateral under a $23.38 million mortgage note payable to an insurance company.

(C) Property is pledged as collateral under the mortgage notes secured by Reflections of Highpoint, Remington at Ponte Vedra, Remington Hill and Winridge.

(D) Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 14 to 30 years for buildings and 5, 10 or 15 years for personal property.

(E) Braden's Walk, Oak Forest and Woods of Bedford were combined on December 31, 1997 to be operated as one property.

(F) Timber Creek and Treepoint were combined on January 8, 1997 and Quayle Walk was combined on December 31, 1997, to be operated as one property - Parks at Treepoint.

(G) The aggregate cost for Federal income tax purposes at December 31, 1997 is approximately $1.3 billion.

                     WALDEN RESIDENTIAL PROPERTIES, INC.
         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           AS OF DECEMBER 31, 1997
                               (IN THOUSANDS)

                               Cost Capitalized         Gross Amount
                                Subsequent to         at Which Carried
                                 Acquisition         at December 31, 1997
                              -------------------    --------------------
                                     Buildings &             Buildings &             Accumulated     Date      Depreciable
Property Name                 Land   Improvements    Land    Improvements     Total  Depreciation  Acquired Life (Years) (D)
-------------                 ----   ------------    ----    ------------     -----  ------------  -------- ----------------
Original Properties
-------------------
Burning Tree                    --        638         635        4,113        4,748     (1,066)         02/94
Casa Verde                      --        379       1,027        3,965        4,992       (812)         02/94
Cinnamon Stick                  --        670         962        6,235        7,197     (1,695)         02/94
Club at Springlake              --        334         613        2,982        3,595       (557)         02/94
Country View                    --        689         719        5,991        6,710     (1,284)         02/94
Eagle Pointe                    (4)       377         490        8,370        8,860     (1,421)         02/94
Fountaingate                    --        592         751        7,090        7,841     (1,429)         02/94
James Pointe                   (28)       397       1,012       11,334       12,346     (2,060)         02/94
Lift, The                       --        525         804        4,689        5,493     (1,083)         02/94
Post Oak Place                  --        859       1,570        7,441        9,011     (1,449)         02/94
Preston Greens                  --        573       1,468        7,260        8,728     (1,621)         02/94
Raintree                        --      1,200         715        7,657        8,372     (1,420)         02/94
Settler's Cove                  --        591         159        5,647        5,806     (1,193)         02/94
Stillwater                       3        647       2,022       17,486       19,508     (3,132)         02/94
Trestles of Austin              --      1,070       1,100       11,047       12,147     (2,094)         02/94
Woodridge                       --        505         340        3,091        3,431       (602)         02/94
Woodstone                       --        664       4,325       14,874       19,199     (2,620)         02/94
                             -----     ------     -------    ---------    ---------    -------
Subtotal                       (29)    10,710      18,712      129,272      147,984    (25,538)
                             -----     ------     -------    ---------    ---------    -------


1994 Acquisitions
-----------------
Bel Shores                      --        812       1,847        6,884        8,731       (986)         03/94
Brookwood Club                  --      1,104         952        9,751       10,703     (1,204)         11/94
Carlyle at Waters               --      1,368       1,678       12,522       14,200     (1,349)         12/94
Cinnamon Park                   (4)       499         851        8,222        9,073       (940)         09/94
Copper Cove                     --        639         935        6,833        7,768       (859)         06/94
Copperfield                     --        252         357        6,725        7,082       (850)         06/94
Fielder's Glen                  --        443         556        5,474        6,030       (726)         05/94
Foxboro                         --        656         800        4,538        5,338       (619)         06/94
Gables, The                     --        553         544        7,438        7,982       (965)         05/94
Greens Crossing                 --        918       1,368        7,713        9,081       (836)         12/94
Harper's Creek                  --        653         868        9,525       10,393     (1,138)         06/94
Hunter's Ridge                  --        246         300        5,173        5,473       (669)         06/94
Newport                         --        338       1,200        9,215       10,415     (1,134)         06/94
Rivercrest                      --        866       1,650        8,743       10,393     (1,221)         04/94
Silverado                       --        245       1,194        8,327        9,521       (898)         12/94
Springfield                     --        494       1,042        7,001        8,043       (851)         06/94
Summerfield Place               --        392         619        5,978        6,597       (657)         11/94
Woodscape                       --        486       1,077       13,766       14,843     (1,717)         06/94
                             -----     ------     -------    ---------    ---------    -------
Subtotal                        (4)    10,964      17,838      143,828      161,666    (17,619)
                             -----     ------     -------    ---------    ---------    -------
1995 Acquisitions
-----------------
Braden's Walk (E)               --      1,136       1,839       19,631       21,470       (708)         12/95, 10/96 & 12/97
Hilltop                         --        464         801        5,778        6,579       (427)         12/95
Laurel Creek                    --      1,023       2,067       13,034       15,101     (1,282)         04/95
Pinnacle                        --        353         672        4,543        5,215       (400)         06/95
Pinto Creek                     --        762         487        9,165        9,652       (949)         01/95
Reflections of Highpoint        --        677       1,984       13,035       15,019     (1,122)         06/95
Remington at Ponte Vedra        --        853       1,425       14,321       15,746     (1,263)         06/95
Remington Hill                  --        418       1,846       12,265       14,111     (1,094)         06/95
Sandpiper                       --        934       1,102       11,311       12,413       (943)         10/95
Shadow Creek                    --        563         666        6,462        7,128       (476)         12/95
Summer Meadows                  --        462       2,393       15,370       17,763     (1,367)         06/95
Summer Villas                   --      1,059       2,270       15,199       17,469     (1,291)         06/95
Summers Crossing                --        771       1,730       11,545       13,275     (1,010)         06/95
Summers Landing                 --        571         819        5,830        6,649       (538)         06/95
Three Palms                     --        925       1,735       14,942       16,677     (1,325)         06/95
Winridge                        --        523         790       16,462       17,252     (1,453)         06/95
                             -----     ------     -------    ---------    ---------    -------
Subtotal                        --     11,494      22,626      188,893      211,519    (15,648)
                             -----     ------     -------    ---------    ---------    -------
1996 Acquisitions
-----------------
Ashbury Parke                   --        928       2,007       12,519       14,526       (658)         06/96
Bentley Green                   --      1,344       1,430       15,439       16,869       (767) 08/96 & 09/96
Brandywine                      --      1,052         646        9,531       10,177       (499)         08/96
Costa del Sol                   --        557         871        6,989        7,860       (377)         06/96
Huntington at Hidden Hills      --      1,393         722        7,558        8,280       (409)         08/96
Meadow Glen                     --        353       1,802       11,107       12,909       (426)         11/96
Nashboro Village                --      2,451       6,186       45,320       51,506     (1,595)         12/96
Parks at Treepoint (F)          --      1,634       1,966       16,670       18,636       (728) 09/96 & 01/97
Remington                       --        485         427        4,896        5,323       (263)         06/96
Saratoga                        --        589         676        6,377        7,053       (303)         09/96
Summer Oaks                     --        598         826        6,222        7,048       (335)         06/96
Terra Vida                      --        909       1,929       14,292       16,221       (802)         06/96
Villas of St. Moritz            --        613         653        6,157        6,810       (347)         06/96
Waterford                       --        965       2,156       12,388       14,544       (574)         09/96
                             -----     ------     -------    ---------    ---------    -------
Subtotal                        --     13,871      22,297      175,465      197,762     (8,083)
                             -----     ------     -------    ---------    ---------    -------
1997 Acquisitions
-----------------
Arbor Park                      --        399         916       12,503       13,419       (302)         04/97
Arbors of Austin                --        395         670        7,701        8,371       (180)         04/97
Arbors of Bedford               --        385         531        6,008        6,539       (152)         04/97
Arbors of Carrollton            --        257         684        4,276        4,960       (105)         04/97
Arbors of Euless                --        830       1,206        7,563        8,769       (184)         04/97
Ashton Park                     --         --         935        6,094        7,029        (35)         12/97
Clover Hill                     --        101         725        6,045        6,770        (35)         10/97
Hillcrest                       --        133       1,040        6,956        7,996       (125)         06/97
Oak Ramble                      --         87       1,247        8,884       10,131        (51)         11/97
Parkway Station                 --          2         666       17,763       18,429       (100)         12/97
Windsor Park                    --        181         500        9,193        9,693       (132)         07/97
                             -----     ------     -------    ---------    ---------    -------
Subtotal                        --      2,770       9,120       92,986      102,106     (1,401)
                             -----     ------     -------    ---------    ---------    -------
Drever Transaction
------------------
Arbor Creek                     --         22       2,284        9,863       12,147       (103)         10/97
Arbor Point                     --          8         313        2,576        2,889        (27)         10/97
Arbors of Wells Branch          --         20         912        7,542        8,454        (79)         10/97
Ashton Woods                    --         19         251        4,442        4,693        (47)         10/97
Aston Brook                     --         15         194        3,691        3,885        (39)         10/97
Audubon Square                  --         26         529        6,310        6,839        (66)         10/97
Bar Harbor                      --         42       1,149        9,368       10,517        (99)         10/97
Bayou Oaks                      --         16         222        6,136        6,358        (65)         10/97
Bent Creek                      --         19       1,802        8,174        9,976        (86)         10/97
Brandon Oaks                    --         19         293        6,473        6,766        (68)         10/97
Briarcrest                      --         40         714       11,239       11,953       (118)         10/97
Brittany Park                   --         28       1,620        7,920        9,540        (83)         10/97
Brookfield                      --         23         400        8,445        8,845        (88)         10/97
Canyon Ridge                    --         28       1,127        5,648        6,775        (59)         10/97
Carriage Hill                   --         21         410        8,495        8,905        (89)         10/97
Casa Valley                     --         19       1,020        6,029        7,049        (63)         10/97
Central Park Condos             --          9         370        3,954        4,324        (41)         10/97
Central Park Regency            --         31         490       12,667       13,157       (133)         10/97
Charleston, The                 --         20         810        8,489        9,299        (89)         10/97
Cimarron Park                   --         15         334        4,903        5,237        (52)         10/97
Cimarron Parkway                --         18       1,319        9,545       10,864       (100)         10/97
Colony Oaks                     --         29         540        6,073        6,613        (64)         10/97
Colorado Club                   --         27         883        9,807       10,690       (103)         10/97
Creekwood Village               --         36       1,433       11,209       12,642       (118)         10/97
Crestwood                       --         21         932        9,172       10,104        (96)         10/97
Enclave at Cypress Park         --         62       1,595       12,517       14,112       (132)         10/97
Fairways, The                   --         19         766        5,766        6,532        (60)         10/97
Felicita Creek                  --         15       1,594        5,565        7,159        (59)         10/97
Garden Place                    --         22       1,596       12,502       14,098       (131)         10/97
Georgetown                      --         16       1,565        7,842        9,407        (51)         10/97
Harbor Pointe                   --         23         413        7,529        7,942        (79)         10/97
Harpers Mill                    --         13         967        3,670        4,637        (39)         10/97
Hidden Lake                     --         40       2,843       19,880       22,723       (208)         10/97
Holiday on Hayes                --         15       1,491       10,615       12,106       (111)         10/97
Hunt Club, The                  --         14       1,175        5,198        6,373        (55)         10/97
Huntley, The                    --         21         640        8,995        9,635        (94)         10/97
La Prada Club                   --         26       1,493        9,511       11,004       (100)         10/97
Lakes of Renaissance            --         26         945       10,489       11,434       (110)         10/97
Live Oak                        --         29         782        4,504        5,286        (47)         10/97
Meadows on Memorial             --         20         609        2,368        2,977        (26)         10/97
Mill Creek                      --         18         205        4,613        4,818        (49)         10/97
Montfort Oaks                   --         26       2,256       11,203       13,459       (117)         10/97
Monticello on Cranbrook         --         22         410        7,544        7,954        (79)         10/97
Northwoods                      --         24         638        8,200        8,838        (86)         10/97
Oak Ridge                       --         28         834       10,417       11,251       (109)         10/97
One Camden Court                --         15         164        2,494        2,658        (26)         10/97
One Cypress Landing             --         33         559       11,863       12,422       (125)         10/97
One Westfield Lake              --         30         731        9,722       10,453       (102)         10/97
One Willow Chase                --          7         160        3,432        3,592        (36)         10/97
One Willow Park                 --         13         219        5,893        6,112        (62)         10/97
Park Bonita                     --         10       6,951        5,657       12,608        (59)         10/97
Pathway, The                    --         11         848        5,866        6,714        (62)         10/97
Pine Creek                      --         16         414        5,713        6,127        (60)         10/97
Polo Club                       --         24         912       10,610       11,522       (111)         10/97
Polo Club on Cranbrook I        --         22         340        5,715        6,055        (62)         10/97
Polo Club on Cranbrook II       --         26         256        7,388        7,644        (76)         10/97
Rafters, The                    --         13         899        8,317        9,216        (87)         10/97
Richmond Green                  --         26       1,248       10,075       11,323       (106)         10/97
Riverwalk                       --         14         390        6,511        6,901        (68)         10/97
Saratoga Springs                --         23       1,568       12,064       13,632       (126)         10/97
Shadow Creek                    --         38       1,617       13,288       14,905       (140)         10/97
Shadowridge Village             --         20         918        5,075        5,993        (53)         10/97
Shannon Chase                   --         15       3,465        4,579        8,044        (12)         10/97
Silverado                       --         29       1,611       12,032       13,643       (126)         10/97
Stony Creek                     --         18         478        6,558        7,036        (69)         10/97
Sun Ridge                       --         15       3,400        3,331        6,731        (35)         10/97
Timbers of Cranbrook            --         28         348        8,301        8,649        (87)         10/97
Tranquility Lake                --         13         742        3,244        3,986        (33)         10/97
Trinity Mills                   --         18       1,968        6,390        8,358        (67)         10/97
Trinity Oaks                    --         31         916        8,719        9,635        (92)         10/97
Villas at Indian Trails         --         21       3,119        6,159        9,278        (93)         10/97
Wharf, The                      --         37       1,283        8,965       10,248        (94)         10/97
Willowick                       --         24         899        9,185       10,084        (96)         10/97
Wimbledon                       --         15         231        5,682        5,913        (60)         10/97
Woodborough                     --         31         376        8,762        9,138        (92)         10/97
Woodchase                       --         47       1,422       10,873       12,295       (114)         10/97
Woodedge                        --         11         243        3,617        3,860        (38)         10/97
Woodlake                        --         18       1,179       10,356       11,535       (109)         10/97
                             -----     ------     -------    ---------    ---------    -------
Subtotal                        --      1,762      83,042      603,534      686,576     (6,295)
                             -----     ------     -------    ---------    ---------    -------
Subtotal - 1997                 --      4,532      92,162      696,520      788,682     (7,696)
                             -----     ------     -------    ---------    ---------    -------
Grand Total                    (33)    51,571     173,635    1,333,978    1,507,613    (74,584)
                             =====     ======     =======    =========    =========    =======

(A) Property is pledged as collateral under a $57.17 million mortgage note payable to an insurance company.

(B) Property is pledged as collateral under a $23.38 million mortgage note payable to an insurance company.

(C) Property is pledged as collateral under the mortgage notes secured by Reflections of Highpoint, Remington at Ponte Vedra, Remington Hill and Winridge.

(D) Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 14 to 30 years for buildings and 5, 10 or 15 years for personal property.

(E) Braden's Walk, Oak Forest and Woods of Bedford were combined on December 31, 1997 to be operated as one property.

(F) Timber Creek and Treepoint were combined on January 8, 1997 and Quayle Walk was combined on December 31, 1997, to be operated as one property - Parks at Treepoint.

(G) The aggregate cost for Federal income tax purposes at December 31, 1997 is approximately $1.3 billion.


                          EXHIBIT INDEX

Exhibit No.                Description

            2.1 Contribution Agreement by and among Walden/Drever Operating Partnership, L.P., Walden Residential
                  Properties, Inc., the Shareholders of Drever Partners, Inc., AOF, Inc., and AOF II, Inc. (1)

            2.2 Exchange Agreement among Walden Residential Properties, Inc., Walden/Drever Operating Partnership, L.P., Drever Partners, Inc., AOF, Inc. and AOF II, Inc. (1)

            3.1   Articles of Amendment and Restatement of the Company. (2)

            3.2   Restated Bylaws of the Company. (2)

            4.1   Specimen of certificate representing shares of Common
                  Stock. (3)

            4.2 Form of certificate representing shares of 9.16% Series B Convertible Redeemable Preferred Stock. (4)

            4.3 Form of certificate representing shares of 9.20% Senior Preferred Stock. (5)

            4.4 Form of Articles Supplementary relating to 9.16% Series B Convertible Redeemable Preferred Stock. (4)

            4.5 Form of Articles Supplementary designating the rights of the holders of 9.20% Senior Preferred Stock. (5)

           10.1   Dividend Reinvestment and Stock Purchase Plan. (6)

           10.2 Transfer and Assignment Agreement between The Arbors of Austin and Walden Residential Operating Partnership, L.P. (Arbors of Austin Apartments) (1)

           10.3 Transfer and Assignment Agreement between Arbors of Bedford Limited and Walden Residential Operating Partnership, L.P. (Arbors of Bedford Apartments) (1)

           10.4 Transfer and Assignment Agreement between Euless II Limited and Walden Residential Operating Partnership, L.P. (Arbors of Euless Apartments) (1)

           10.5 Transfer and Assignment Agreement between The Arbors on Forest Lane Limited and Walden Residential Operating Partnership, L.P. (Arbors on Forest Lane Apartments) (1)

           10.6 Transfer and Assignment Agreement between Arbor Park Limited and Walden Residential Operating Partnership, L.P. (Arbor Park Apartments) (1)

           10.7 Transfer and Assignment Agreement between Arbor Mill Limited and Walden Residential Operating Partnership, L.P. (Arbors of Carrollton Apartments) (1)

           10.8   Real Estate Sales Contract by and between
                  Village/Hillcrest Limited Partnership and Walden Residential Properties, Inc. (Hillcrest Apartments) (1)

           10.9 Purchase and Sale Agreement by and between Windsor Park Apartments, Inc. and Walden Residential Operating Partnership, L.P. (Windsor Park Apartments) (7)

          10.10 Real Estate Sales Contract by and between 1990 Clover Hill Limited Partnership and Walden Residential
                  Properties, Inc.  (Clover Hill Apartments) (7)

          10.11 Third Amendment to the Revolving Credit Agreement by and among WDN Properties, Ltd., Walden Residential Properties, Inc., Walden Residential Operating Partnership, L.P., WDN Properties, Inc., Walden/Drever Operating Partnership, L.P., BankBoston, N.A., individually, Bank of Montreal, Chicago Branch, Corestates Bank, N.A., Dresdner Bank AG New York and Grand Cayman Branches, Keybank National Association, Signet Bank, and BankBoston, N.A. as Agent, dated October 1, 1997. *

          10.12 Agreement to Sell Real Estate between MIG-Oak Ramble Associates Limited Partnership and Walden Residential Properties, Inc., dated as of September 16, 1997. (Oak Ramble Apartments) *

          10.13 Purchase and Sale Agreement and Joint Escrow Instructions between Pacific Life Insurance Company and Walden Residential Properties, Inc., dated as of November 10, 1997. (Woods of Bedford Apartments) *

          10.14 First Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions between Pacific Life Insurance Company and Walden Residential Properties, Inc., dated as of December 15, 1997. (Woods of Bedford Apartments) *

          10.15 Contract of Sales between MGI Properties and Walden Residential Operating Partnership, L.P. dated as of November 7, 1997. (St. James Crossing and South Pointe Apartments) *

          10.16 Purchase and Sale Agreement by and between Windsor at Ashton Park Limited Partnership and Walden Residential Properties, Inc., dated as of November 14, 1997. (Ashton Park Apartments) *

          10.17 Agreement of Sale and Purchase by and between Windsor at Parkway Station Limited Partnership and Walden
                  Residential Properties, Inc., dated as of November 14, 1997. (Parkway Station Apartments) *

          10.18 Revolving Credit Agreement dated December 15, 1997, by and among Walden Residential Properties, Inc.,
                  Walden/Drever Operating Partnership, L.P., BankBoston, N.A. and BankBoston, N.A., as Managing Agent for the Banks. *

          10.19 Term Loan Agreement dated December 15, 1997, by and among Walden Residential Properties, Inc., Walden/Drever Operating Partnership, L.P., BankBoston, N.A. and BankBoston, N.A., as Managing Agent for the Banks. *

          10.20 Settlement and Employment Agreement, dated as of October 20, 1997, between Walden Residential Properties, Inc. and Don R. Daseke. *

          10.21 Employment Agreement, dated as of October 1, 1997, between Walden Residential Properties, Inc. and Maxwell
                  B. Drever. *

          10.22 Employment Agreement, dated as of October 1, 1997, between Walden Residential Properties, Inc. and Michael
                  E. Masterson. *

          10.23 Employment Agreement, dated as of October 1, 1997, between Walden Residential Properties, Inc. and Michael
                  L. Collier. *

          10.24 Employment Agreement, dated as of October 20, 1997, between Walden Residential Properties, Inc. and Marshall
                  B. Edwards. *

          10.25 Construction Loan Agreement by and among Walden/Grupe Elk Grove, L.P., BankBoston, N.A. and BankBoston, N.A. as Agent for Other Banks, dated as of February 27, 1998. *

          10.26 Construction Loan Agreement by and among Walden/Grupe Roseville, L.P., BankBoston, N.A. and BankBoston, N.A. as Agent for Other Banks, dated as of February 27, 1998. *

          10.27 Treasury Lock Agreement by and between Walden Residential Properties, Inc. and Smith Barney Capital Services, Inc., dated as of August 29, 1997. *

          10.28 Treasury Lock Agreement by and between BankBoston, N.A. and Walden Residential Properties, Inc., dated as of December 17, 1997. ($75,000,000) *

          10.29 Treasury Lock Agreement by and between BankBoston, N.A. and Walden Residential Properties, Inc., dated as of December 17, 1997. ($25,000,000) *

           12.1   Computation of Ratio of Earnings to Combined Fixed
                  Charges and Preferred Stock Dividends.   *

           21.1   Schedule of Subsidiaries of the Company.   *

           23.1   Independent Auditors' Consent.   *

           27.1   Financial Data Schedule.   *

--------------------

*    Filed herewith.

(1) Previously filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on August 12, 1997 and incorporated herein by reference.

(2) Previously filed with the Amendment No. 3 to the Company's Registration Statement on Form S-11 (Registration No. 33-70132) filed with the Securities and Exchange Commission on December 23, 1993 and incorporated herein by reference.

(3) Previously filed with the Company's Registration Statement on Form S-3 (Registration No. 33-90438) filed with the Securities and Exchange Commission on March 8, 1995 and incorporated herein by reference.

(4) Previously filed with the Company's Registration Statement on Form S-3 (Registration No. 33-13809) filed with the Securities and Exchange Commission on October 9, 1996 and herein incorporated by reference.

(5) Previously filed with the Company's Form 8-A filed with the Securities and Exchange Commission on December 20, 1996 and herein incorporated by reference. (Previously numbered
     Exhibit 1.1 and 2.3)

(6) Previously filed with the Company's Registration Statement on Form S-3D (Registration No. 333-34507) filed with the
     Securities and Exchange Commission on August 28, 1997 and incorporated herein by reference.

(7) Previously filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and herein incorporated by reference. (Previously numbered
     Exhibits 10.1 through 10.2)