Form 10-Q
period 1998-03-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1998-06-26
CIK 913280

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998



                 Commission file number:     1-12592

                 WALDEN RESIDENTIAL PROPERTIES, INC.
       (Exact name of Registrant as specified in its Charter)

                MARYLAND                          75-2506197
      (State or other jurisdiction             (I.R.S. Employer
     Identification of incorporation               Number)
           or organization)

                        5080 Spectrum Drive
                          Suite 1000 East
                        Dallas, Texas 75248
             (Address of principal executive offices)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 6, 1998, there were 18,643,216 shares of Common Stock, $0.01, par value outstanding.


               WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of March 31,
             1998 (Unaudited) and December 31, 1997 . . . . . . . . .2

            Condensed Consolidated Statements of Income for the
             Three Months Ended March 31, 1998 and 1997
             (Unaudited). . . . . . . . . . . . . . . . . . . . . . .3

            Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1998 and 1997
             (Unaudited). . . . . . . . . . . . . . . . . . . . . . .4

            Notes to Condensed Consolidated Financial Statements
             (Unaudited). . . . . . . . . . . . . . . . . . . . . . .5

     Item 2.   Managements Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . .10

     Item 3.   Quantitative and Qualitative Disclosures About
                Market Risks. . . . . . . . . . . . . . . . . . . . .17

PART 2.   OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .18

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . .18

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .18

     Item 4.   Submission of Matters to a Vote of Security Holders . .18

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . .18

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .18


PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               WALDEN RESIDENTIAL PROPERTIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                             March 31, 1998   December 31, 1997
                                             --------------   -----------------
                                               (Unaudited)
ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . . .     $  171,168         $  173,635
  Buildings. . . . . . . . . . . . . . . .      1,321,051          1,333,978
                                               ----------         ----------
                                                1,492,219          1,507,613
     Less:  Accumulated depreciation . . .        (85,407)           (74,584)
                                               ----------         ----------
                                                1,406,812          1,433,029
Real estate assets held for sale . . . . .         35,940                 --
Rent and other receivables . . . . . . . .          2,189              1,613
Prepaid and other assets . . . . . . . . .          8,171              6,903
Deferred financing costs, net. . . . . . .          7,430              6,603
Cash and cash equivalents. . . . . . . . .          7,988              9,757
Restricted cash:
  Escrow deposits. . . . . . . . . . . . .         11,397              9,047
  Additional collateral on loans . . . . .          2,851              2,520
                                               ----------         ----------
     Total assets. . . . . . . . . . . . .     $1,482,778         $1,469,472
                                               ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . . .     $  469,818         $  428,354
  Unsecured term loan. . . . . . . . . . .        200,000            200,000
  Unsecured credit facility. . . . . . . .         56,000             74,000
  Accrued real estate taxes. . . . . . . .         11,630             22,571
  Accounts payable . . . . . . . . . . . .         11,518             13,648
  Accrued expenses and other liabilities .         15,797             13,377
  Preferred distribution payable to
   minority interests. . . . . . . . . . .            391                391
                                               ----------         ----------
     Total liabilities . . . . . . . . . .        765,154            752,341
Commitments and contingencies (Note 7)
Minority interests . . . . . . . . . . . .        318,296            321,916
Stockholders' equity:
  Preferred stock. . . . . . . . . . . . .             57                 57
  Common stock . . . . . . . . . . . . . .            186                180
  Additional paid in capital . . . . . . .        470,840            456,842
  Notes receivable from Company officers
   and directors . . . . . . . . . . . . .         (8,823)            (5,263)
  Deferred compensation on Restricted
   Stock . . . . . . . . . . . . . . . . .         (1,458)            (1,404)
  Distributions in excess of net income. .        (61,474)           (55,197)
                                               ----------         ----------
     Total stockholders' equity. . . . . .        399,328            395,215
                                               ----------         ----------
       Total liabilities and stockholders'
        equity . . . . . . . . . . . . . .     $1,482,778         $1,469,472
                                               ==========         ==========

             See Notes to Condensed Consolidated Financial Statements.


              WALDEN RESIDENTIAL PROPERTIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except per share information)
                          (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                   1998          1997
                                                   ----          ----
REVENUES
  Rental income. . . . . . . . . . . . . . . .   $65,907       $31,516
  Other property income. . . . . . . . . . . .     2,546         1,272
  Interest income. . . . . . . . . . . . . . .       361           503
                                                 -------       -------
     Total revenues. . . . . . . . . . . . . .    68,814        33,291
                                                 -------       -------
EXPENSES
  Property operating and maintenance . . . . .    22,512        10,569
  Real estate taxes. . . . . . . . . . . . . .     6,948         3,149
  General and administrative . . . . . . . . .     2,835         1,422
  Interest . . . . . . . . . . . . . . . . . .    13,315         4,877
  Amortization . . . . . . . . . . . . . . . .       233           211
  Depreciation . . . . . . . . . . . . . . . .    14,333         6,328
                                                 -------       -------
     Total expenses. . . . . . . . . . . . . .    60,176        26,556
                                                 -------       -------
Income before extraordinary item and income
 allocated to minority interests . . . . . . .     8,638         6,735
Extraordinary loss on debt extinguishment. . .       (24)           --
                                                 -------       -------
Income before income allocated to minority
 interests . . . . . . . . . . . . . . . . . .     8,614         6,735
Income allocated to minority interests . . . .    (2,898)         (405)
                                                 -------       -------
Net income . . . . . . . . . . . . . . . . . .     5,716         6,330
Preferred distributions. . . . . . . . . . . .    (3,280)       (3,312)
                                                 -------       -------
Net income available to common stockholders. .   $ 2,436       $ 3,018
                                                 =======       =======
Basic net income per share . . . . . . . . . .   $  0.13       $  0.18
                                                 =======       =======
Diluted net income per share . . . . . . . . .   $  0.13       $  0.17
                                                 =======       =======
Basic weighted average number of common
 shares outstanding. . . . . . . . . . . . . .    18,277        17,153
                                                 =======       =======
Diluted weighted average number of common
 shares and common share equivalents
 outstanding . . . . . . . . . . . . . . . . .    18,472        17,346
                                                 =======       =======

       See Notes to Condensed Consolidated Financial Statements.


              WALDEN RESIDENTIAL PROPERTIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                          (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                    1998          1997
                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . .   $ 5,716       $ 6,330

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Income allocated to minority interest . . . .     2,898           405
  Depreciation and amortization . . . . . . . .    14,566         6,539
  Amortization of deferred compensation on
  Restricted Stock. . . . . . . . . . . . . . .        52            34
  Amortization of prepaid interest expense. . .       304            --
  Extraordinary loss on debt extinguishment . .        24            --
  Net effect of changes in operating accounts:
     Escrow deposits. . . . . . . . . . . . . .    (2,350)           (7)
     Other assets . . . . . . . . . . . . . . .    (1,921)           (6)
     Accrued real estate taxes. . . . . . . . .   (10,941)       (4,198)
     Accounts payable . . . . . . . . . . . . .    (2,989)           (4)
     Other liabilities. . . . . . . . . . . . .     3,001          (370)
                                                  -------       -------
       Net cash provided by operating
        activities. . . . . . . . . . . . . . .     8,360         8,723
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate assets. . . . . . . .    (5,100)       (5,742)
  Real estate asset additions . . . . . . . . .    (7,795)       (7,198)
                                                  -------       -------
     Net cash used in investing activities. . .   (12,895)      (12,940)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance, net of
   issuance costs . . . . . . . . . . . . . . .    10,338         9,143
  Distributions paid. . . . . . . . . . . . . .   (18,511)      (11,326)
  Proceeds from mortgage notes payable and
   credit facility. . . . . . . . . . . . . . .    76,533            --
  Payment of mortgage notes payable and
   credit facility. . . . . . . . . . . . . . .   (62,585)           --
  Payment of financing costs. . . . . . . . . .    (1,388)           (4)
  Additional collateral on loans. . . . . . . .      (331)           --
  Principal reductions of debt. . . . . . . . .    (1,290)         (823)
                                                  -------       -------
     Net cash provided by (used in) financing
      activities. . . . . . . . . . . . . . . .     2,766        (3,010)
                                                  -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . .    (1,769)       (7,227)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.     9,757        29,720
                                                  -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . .   $ 7,988       $22,493
                                                  =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid for interest. . . . . . . . . . . .   $10,887       $ 4,821
                                                  =======       =======
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Accrued real estate asset additions . . . . .   $   241       $ 1,187
                                                  =======       =======
  Mortgages assumed . . . . . . . . . . . . . .   $10,806       $    --
                                                  =======       =======
  Notes receivable for officer and director
   stock purchases. . . . . . . . . . . . . . .   $ 3,560       $    --
                                                  =======       =======
  Deferred compensation on Restricted stock . .   $   106       $ 2,834
                                                  =======       =======
  Distribution payable to minority interest
    holders . . . . . . . . . . . . . . . . . .   $   391       $   391
                                                  =======       =======

    See Notes to Condensed Consolidated Financial Statements.


              WALDEN RESIDENTIAL PROPERTIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   Interim Unaudited Financial Information

     Walden Residential Properties, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust, as defined under the Internal Revenue Code of 1986, as amended. As of March 31, 1998, the Company owned 156 multifamily properties, containing 42,858 apartment units, primarily in the Southwest and Southeast regions of the United States.

     The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted pursuant to rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 31, 1998 and the consolidated results of their operations and cash flows for the three months ended March 31, 1998 and 1997, have been included. The consolidated results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the full year.

     As of March 31, 1998, the Company had five apartment properties held for sale. Management has determined that such properties do not match the Company's long-term investment strategies.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. Neither of these statements affect the Company's financial reporting for the quarter.

2.   Acquisitions

     On February 18,1998, the Company acquired two apartment properties with a total of 376 units located in Tampa, Florida for approximately $15.9 million. The Company funded these acquisitions by assuming $5.7 million of variable rate tax-exempt debt maturing in the year 2007, assuming $5.1 million of 7.35% fixed rate debt maturing in the year 2005, and borrowing the remaining amount under the Company's unsecured credit facility. The credit enhancement on the $5.7 million variable rate debt expires in November 1998 and is guaranteed by the Company.

3.   Mortgage Notes Payable

     On January 29, 1998 and February 12, 1998, the Company refinanced $12.7 million and $6.9 million, respectively, of the Company's variable rate tax-exempt mortgage indebtedness and extended the related mortgage loan and credit enhancement maturity to February 15, 2028. The Company has also received a commitment to refinance the remaining variable rate tax-exempt mortgage loans to provide a 30-year credit enhancement.

     On March 25, 1998, $78.1 million of conventional fixed-rate mortgage notes were refinanced with $110.0 million of fixed-rate debt, of which $80.0 million of such debt bears interest at 6.62% and matures in March 2007 and the remaining $30.0 million bears interest at 7.22% and matures in June 2016. Of the excess financing proceeds, $20 million was used to repay a portion of the Company's credit facility.

     In April 1998, the Company repaid $7.2 million of variable rate indebtedness related to one property.

4.   Stockholders' Equity and Minority Interests

     Minority Interests

     In connection with certain apartment property acquisitions, certain partnership subsidiaries of the Company have issued Common OP Units and Preferred OP Units which are exchangeable into the Company's common stock and 9.00% redeemable preferred stock, with detachable warrants, respectively. The holders of the Preferred OP Units are entitled to receive quarterly distributions of $0.5625 per unit and the holders of the Common OP Units are entitled to receive quarterly distributions equal to those paid on the Company's common stock. A portion of the Common OP Units that are exchangeable into 810,128 shares of the Company's common stock are entitled to receive quarterly distributions of a minimum of $369,000 in the aggregate. All OP Unit securities have been recorded as minority interests in the accompanying balance sheets.

     Public Offering

     On February 19, 1998, the Company issued 323,232 shares of its common stock at $23.515 per share for net proceeds of approximately $7.6 million.

     Restricted Stock

     In February 1997, the Company adopted a Long-Term Incentive
Plan to attract and retain individuals to serve as directors, officers and employees of the Company. Pursuant to this plan, the Company issued 4,000 restricted shares of common stock ("Restricted
Stock") in February 1998 for $0.01 per share to two of its executive officers. The shares issued vest ratably over a three-year period. Deferred compensation on Restricted Stock was computed based upon the market value of the shares at the date of issuance. This deferred compensation is being amortized over the respective vesting periods.

     Officer Notes for Stock Purchases

     On February 17, 1998, the Company implemented a new officer loan program allowing officers to purchase the Company's common stock at current market prices and to exercise vested stock options with the assistance of loans from the Company. Under this program, officers are eligible to purchase stock on March 1 and September 1 of each year in an aggregate amount of up to three times the officer's annual salary. A cash payment of 5% to 15% of the purchase price is required by the officer, depending upon the amount of the purchase, with the remainder loaned on a full recourse basis to the officer. Each loan is evidenced by a note with a five-year term, requiring quarterly payments of interest only at a fixed interest rate equal to the Company's then current interest rate under its credit facility. The loan is secured by a pledge of the shares of common stock purchased by each officer pursuant to such loan.

     On March 2, 1998, the Company issued loans to 25 officers under the officer loan program in the amount of approximately $3.6 million, bearing interest at 7%. Such loans related to the issuance of 138,692 shares of the Company's common stock, at $24.75 per share (the closing price of the common stock on the New York Stock Exchange for the previous trading day) and the exercise of 26,192 common stock options at a stock option grant price of $19.25 per share.

     Shareholder Rights Plan

     On March 26, 1998, the Company adopted a shareholder rights plan (the "Plan") designed to assure that all stockholders receive fair treatment in the event of a proposed acquisition. The key provisions of the Plan is a mechanism that will distribute, for each outstanding share of the Company's Common Stock, one right that becomes exercisable upon the occurrence of certain events.

     The Plan entails a dividend of one right for each outstanding share of the Company's common stock. Each right will entitle the holder to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, at an exercise price of $70.00 per share. The rights will trade with the Company's common stock until exercisable and will expire on April 20, 2008. The rights will not be exercisable until ten days following a public announcement that a person or group has acquired 15% or more of the Company's common stock or until ten business days after a person or group begins a tender offer that would result in ownership of 15% or more of the Company's common stock, subject to certain extensions by the Board. On April 20, 1998, the Company issued a dividend of one right for each share of common stock owned by stockholders of record as of April 7, 1998. Effective April 8, 1998, each share of the Company's common stock has one right attached to it.

     Associate Stock Purchase Plan

     Effective April 1, 1998, the Company adopted an Associate
Stock Purchase Plan. This plan allows Company employees to purchase shares of the Company's common stock at a 15% discount.

     Distributions

     In March 1998, the Company paid distributions of $12.0 million to stockholders of record on February 18, 1998. The common stockholders were paid $0.4825 per share; the 9.16% Convertible Redeemable Preferred Stockholders were paid $0.5725 per share and the 9.20% Senior Preferred Stockholders were paid $0.575 per share.

     In March 1998, the Company paid distributions of $5.4 million on the Common OP Units (which represented $0.4825 per unit) and $1.1 million on the Preferred OP Units (which represented
$0.5625 per unit).

5.   Net Income per Share of Common Stock

     Basic net income per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus potential dilutive common share equivalents.

     The following table presents information necessary to calculate basic and diluted net income per share for the three months ended March 31, 1998 and 1997 (in thousands, except per share amounts):

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1998          1997
                                                        ----          ----
Net Income for Basic and Diluted Computation:
  Income before extraordinary item and income
   allocated to minority interests . . . . . . . .    $ 8,638       $ 6,735
  Extraordinary loss on debt extinguishment. . . .        (24)           --
                                                      -------       -------
  Income before minority interests . . . . . . . .      8,614         6,735
  Income allocated to minority interests . . . . .     (2,898)         (405)
                                                      -------       -------
  Net income . . . . . . . . . . . . . . . . . . .      5,716         6,330
  Preferred distributions. . . . . . . . . . . . .     (3,280)       (3,312)
                                                      -------       -------
  Net income available to common stockholders
   (basic and diluted net income per share
   computation). . . . . . . . . . . . . . . . . .    $ 2,436       $ 3,018
                                                      =======       =======
Basic Net Income per Share:
  Before extraordinary item, less preferred
   distributions . . . . . . . . . . . . . . . . .    $  0.13       $  0.18
  Extraordinary loss on debt extinguishment. . . .         --            --
                                                      -------       -------
  Net income available to common stockholders. . .    $  0.13       $  0.18
                                                      =======       =======
Diluted Net Income per Share:
  Before extraordinary item, less preferred
   distributions . . . . . . . . . . . . . . . . .    $  0.13       $  0.17
  Extraordinary loss on debt extinguishment. . . .         --            --
                                                      -------       -------
  Net income available to common stockholders. . .    $  0.13       $  0.17
                                                      =======       =======
Weighted Average Number of Shares Outstanding (a):
  Basic. . . . . . . . . . . . . . . . . . . . . .     18,277        17,153
  Dilutive effect of outstanding options . . . . .        195           193
                                                      -------       -------
  Diluted. . . . . . . . . . . . . . . . . . . . .     18,472        17,346
                                                      =======       =======

(a)  Excludes the convertible preferred shares, warrants, Common OP
     Units (see Note 4) and 193,750 stock options, which are anti-dilutive.


6.   Pro Forma Statements of Income

     The following unaudited condensed pro forma information for the three months ended March 31, 1998 and 1997 was prepared from the financial statements of the Company by adjusting for the effect of all public offerings and property acquisitions and dispositions in 1998 and 1997, including debt used to finance acquisitions or repaid from proceeds of dispositions, as if all of these transactions had occurred on January 1, 1997. The pro forma results do not include gains on property dispositions or extraordinary losses on the early extinguishment of debt.

     The following information is not necessarily indicative of what the performance would have been had the Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company. (In thousands, except per share information.)

                                                       Pro Forma
                                                   ------------------
                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    1998        1997
                                                    ----        ----
Revenues . . . . . . . . . . . . . . . . . . .    $69,150     $66,442
Expenses . . . . . . . . . . . . . . . . . . .     60,439      59,588
                                                  -------     -------
Income before income allocated to minority
 interests . . . . . . . . . . . . . . . . . .      8,711       6,854
Income allocated to minority interests . . . .     (2,933)     (2,278)
                                                  -------     -------
Net income . . . . . . . . . . . . . . . . . .      5,778       4,576
Preferred distributions. . . . . . . . . . . .     (3,280)     (3,312)
                                                  -------     -------
Net income available to common stockholders. .    $ 2,498     $ 1,264
                                                  =======     =======
Basic net income per share . . . . . . . . . .    $  0.14     $  0.07
                                                  =======     =======
Diluted net income per share . . . . . . . . .    $  0.14     $  0.07
                                                  =======     =======

7.   Commitments and Contingencies

     In January 1998, the Company obtained a $57 million commitment to refinance tax-exempt debt which is scheduled to mature in June 1998. The new financing provides the Company with 30-year credit enhancement for weekly variable rate demand bonds, with the option to convert at any time to fixed rate tax-exempt bond financing. Under this commitment, the Company refinanced $19.6 million during the quarter.

     On February 27, 1998, the Company entered into a joint venture agreement with The Grupe Company whereby The Grupe Company will construct and the Company will later purchase, two Sacramento, California area properties with a combined total of 616 apartment units. The Company will purchase 100% of the properties for approximately $47 million upon the completion of construction and obtainment of certain targeted net operating income amounts. This purchase is anticipated to occur sometime in late 1999.

8.   Subsequent Events

     On May 7, 1998, the Company declared distributions of $0.4825 per share of common stock, $0.5725 per share of convertible preferred stock and $0.575 per share of senior preferred stock, all of which are payable on June 3, 1998 to stockholders of record on May 18, 1998.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Overview

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created therein. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the properties owned by the Company. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     The Company will utilize both internal and external resources to reprogram, replace and test its systems for the Year 2000 modifications. The Company anticipates completing the Year 2000 project by the end of 1998. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's operations. The cost of the new general ledger/accounts payable system and the Year 2000 project is estimated at $750,000, which is expected to be funded through cash flow from operations.

     The cost of the Year 2000 project and the estimated date of completion of necessary modifications is based on the Company's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

     The following discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1997. Such financial statements and information included in this Form 10-Q have been prepared to reflect the historical condensed consolidated operations of the Company for the three months ended March 31, 1998 and 1997, and the condensed consolidated balance sheet data of the Company as of March 31, 1998 and December 31, 1997.

     The changes in revenues and expenses related to property operations during the three months ended March 31, 1998 and 1997 are primarily the result of the increased number of apartment units owned due to acquisitions of additional apartment properties by the Company. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

     The following financial and operating data (see Page 13) is provided as supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited except the balance sheet data as of December 31, 1997.

           SUPPLEMENTAL FINANCIAL AND OPERATING DATA
       (In thousands, except per share and property data)
                          (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          1998          1997
                                                          ----          ----
OPERATING DATA
Revenues
  Rental income. . . . . . . . . . . . . . . . . .    $   65,907    $   31,516
  Other property income. . . . . . . . . . . . . .         2,546         1,272
  Interest income. . . . . . . . . . . . . . . . .           361           503
                                                      ----------    ----------
     Total revenues. . . . . . . . . . . . . . . .        68,814        33,291
                                                      ----------    ----------
Expenses
  Property operating and maintenance . . . . . . .        22,512        10,569
  Real estate taxes. . . . . . . . . . . . . . . .         6,948         3,149
  General and administrative . . . . . . . . . . .         2,835         1,422
  Interest . . . . . . . . . . . . . . . . . . . .        13,315         4,877
  Amortization . . . . . . . . . . . . . . . . . .           233           211
  Depreciation . . . . . . . . . . . . . . . . . .        14,333         6,328
                                                      ----------    ----------
     Total expenses. . . . . . . . . . . . . . . .        60,176        26,556
                                                      ----------    ----------
Income before extraordinary item and income
 allocated to minority interests . . . . . . . . .         8,638         6,735
Extraordinary loss on debt extinguishment. . . . .           (24)           --
                                                      ----------    ----------
Income before income allocated to minority
 interests . . . . . . . . . . . . . . . . . . . .         8,614         6,735
Income allocated to minority interests . . . . . .        (2,898)         (405)
                                                      ----------    ----------
Net income . . . . . . . . . . . . . . . . . . . .         5,716         6,330
Preferred distributions. . . . . . . . . . . . . .        (3,280)       (3,312)
                                                      ----------    ----------
Net income available to common stockholders. . . .    $    2,436    $    3,018
                                                      ==========    ==========
Distribution per share of common stock . . . . . .    $   0.4825    $   0.4825
                                                      ==========    ==========
Basic weighted average number of common shares
 outstanding . . . . . . . . . . . . . . . . . . .        18,277        17,153
                                                      ==========    ==========
------------------------------------------------------------------------------

PROPERTY DATA
Total properties (at end of period). . . . . . . .           156            68
Total units (at end of period) . . . . . . . . . .        42,858        21,615
Total units (weighted average) . . . . . . . . . .        42,657        21,599
Weighted average monthly property revenue per
 unit. . . . . . . . . . . . . . . . . . . . . . .    $      535    $      506

------------------------------------------------------------------------------

                                                       March 31,   December 31,
                                                         1998          1997
                                                       ---------   ------------

BALANCE SHEET DATA
Real estate assets, at cost, net . . . . . . . . .    $1,442,752    $1,433,029
Mortgage notes payable, credit facility and
 term loan . . . . . . . . . . . . . . . . . . . .       725,818       702,354
Minority interests . . . . . . . . . . . . . . . .       318,296       321,916
Stockholders' equity . . . . . . . . . . . . . . .       399,328       395,215


Comparison of Three Months Ended March 31, 1998 to Three Months
Ended March 31, 1997

     The weighted average number of units owned increased by 21,058 units, or 97.5%, from 21,599 units for the first quarter of 1997 to 42,657 units for the first quarter of 1998 as a result of the acquisition of additional properties. Total units owned at March 31, 1997 and 1998 were 21,615 and 42,858, respectively. The portfolio had a weighted average occupancy of 92.3% and 93.2% for the first three months of 1997 and 1998, respectively.

     The Company owned 64 properties with 20,845 units throughout both periods in 1998 and 1997 ("same store"). A summary of the operating performance for same store properties is as follows:

                                                   First Quarter
                                                -------------------
                                                1998           1997          % Change
                                                ----           ----          --------
Rental and other property revenue
 (in thousands). . . . . . . . . . . . . .    $32,650        $31,792           2.7%
Property operating expenses (in
 thousands) (1). . . . . . . . . . . . . .     13,935         13,234           5.3%
                                              -------        -------
Property operating income (in thousands) .    $18,715        $18,558           0.8%
                                              =======        =======
Weighted average physical occupancy. . . .      91.9%          92.3%           N/A
                                              =======        =======
Average monthly revenue per unit . . . . .    $   522        $   508           2.7%
                                              =======        =======
Average annualized operating and
 maintenance expenses per unit . . . . . .    $ 2,042        $ 1,957           4.3%
                                              =======        =======
Average annualized real estate taxes
 per unit. . . . . . . . . . . . . . . . .    $   632        $   583           8.4%
                                              =======        =======
Operating expense ratio. . . . . . . . . .      42.7%          41.6%           N/A
                                              =======        =======

(1) Consists of property operating and maintenance and real estate tax expenses.

     The operating performance of properties not owned throughout both periods in 1998 and 1997 is summarized as follows:

                                                   First Quarter
                                                -------------------
                                                1998           1997
                                                ----           ----
Rental and other property revenue
 (in thousands). . . . . . . . . . . . . .    $35,803        $   996

Property operating expenses (in
 thousands) (1). . . . . . . . . . . . . .     15,525            484
                                              -------        -------
Property operating income (in thousands) .    $20,278        $   512
                                              =======        =======
Weighted average number of units . . . . .     21,812            754
                                              =======        =======
Weighted average physical occupancy. . . .      94.5%          92.4%
                                              =======        =======
Average monthly revenue per unit . . . . .    $   547        $   440
                                              =======        =======
Average annualized operating and
 maintenance expenses per unit . . . . . .    $ 2,177        $ 1,968
                                              =======        =======
Average annualized real estate taxes
 per unit. . . . . . . . . . . . . . . . .    $   670        $   599
                                              =======        =======
Operating expense ratio. . . . . . . . . .      43.4%          48.6%
                                              =======        =======

(1) Consists of property operating and maintenance and real estate tax expenses.

     Interest income decreased $142,000 in 1998, or 28.2%, from $503,000 in 1997 to $361,000 in 1998 primarily due to decreased cash balances in 1998.

     General and administrative expenses increased $1,413,000 in 1998, or 99.4%, from $1,422,000 in 1997 to $2,835,000 in 1998.
This represented a per unit increase of $2, or 0.8%, on an annualized basis. The increase in general and administrative expenses was primarily due to increased salaries expense and increased professional services.

     Interest expense increased $8,438,000 in 1998, or 173.0%, from $4,877,000 in 1997 to $13,315,000 in 1998 primarily due to indebtedness incurred on properties acquired during 1997.

     Depreciation increased $8,005,000 in 1998, or 126.5%, from $6,328,000 in 1997 to $14,333,000 in 1998 due to depreciation on additional properties acquired and capital improvements on existing properties.

     The $24,000 extraordinary loss on debt extinguishment in 1998 resulted from the write off of unamortized deferred financing costs due to the refinancing of certain of the Company's indebtedness during the first quarter of 1998.

Liquidity and Capital Resources

     The Company's principal demands for liquidity are distributions to its stockholders, property operating and maintenance costs, capital improvements to its properties, acquisitions of properties, interest on indebtedness and debt repayments.

     During the first three months of 1998, cash flows from operating activities were $8.4 million and the Company received proceeds from stock offerings of $10.3 million, including $0.5 million from its dividend reinvestment plan. These funds, in addition to $13.9 million of net proceeds from mortgage notes payable and the credit facility, were used during the period to pay for $5.1 million of the total acquisition cost of two apartment properties (containing 376 units), distributions to stockholders of $18.5 million, capital improvements to properties of $7.8 million, payment of financing costs of $1.4 million and principal payments of $1.3 million. As a result, the Company had a net decrease in cash of $1.8 million.

     The Company has a $150 million unsecured credit facility (the "Credit Facility"), which expires in February 1999 ($94 million unused at March 31, 1998). The Credit Facility has been used to finance property acquisitions, including capital improvements, and to meet short-term liquidity requirements. The availability of funds to the Company under the Credit Facility is subject, however, to certain borrowing base and other customary covenants.

     Net cash provided by operating activities decreased $0.3 million for the first three months of 1998 compared to the same period in 1997. Cash flow from operating activities before changes in operating accounts increased $10.3 million, primarily due to an increase in the number of units owned, which was offset by a decrease in the net effect of changes in operating accounts of $10.6 million. The net decrease in operating accounts resulted primarily from an increase in the payment of real estate taxes.

     During the first three months of 1998, net cash used in investing activities was $12.3 million, compared to $12.9 million for the same period in 1997. Of the $12.3 million, the Company spent $5.1 million to purchase two apartment properties and $7.2 million for real estate asset additions.

     Net cash provided by financing activities increased by $5.8 million for the first three months of 1998 compared to the same period in 1997, primarily due to a net increase in mortgage notes payable and credit facility of $13.9 million. This increase was partially offset by an increase in distributions paid, including distributions to minority interest holders, of $7.2 million.

     The Company intends to meet its short-term liquidity requirements, including capital expenditures related to maintenance and improvements of its properties, through cash flow provided by operations and when necessary will utilize unused portions of its Credit Facility to meet working capital needs. Historically, the cash provided by the Company's operating activities has been adequate to meet both its operating requirements and distribution obligations. During the first three months of 1998, the Company has spent $5.3 million for recurring and non recurring capital expenditures and $2.5 million for repositioning and acquisition rehabilitation costs, respectively. Recurring and non recurring capital expenditures and repositioning and acquisition rehabilitation costs are anticipated to be approximately $18.7 million and $25.6 million, respectively, for the remainder of 1998.

     The Company expects to meets its long-term liquidity requirements, such as refinancing mortgage indebtedness and property acquisitions, including capital improvements on property acquisitions, through long-term borrowings, both secured and unsecured, and the issuance of debt or equity securities.

     As of March 31, 1998, the Company had outstanding indebtedness in the aggregate principal amount of $725.8 million, consisting of fixed rate debt of $398.9 million and variable rate debt of $326.9 million. The weighted average interest rate on the Company's outstanding indebtedness at March 31, 1998 was approximately 7.4%.

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

     Effective January 1, 1996, the Company adopted the modified definition of FFO as recommended by the National Association of Real Estate Investment Trusts; however, the Company's FFO is not necessarily comparable to similar entitled items reported by other REITs. FFO for the three months ended March 31, 1998 and 1997 are as follows (unaudited):

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    1998        1997
                                                    ----        ----
Funds from operations:
  Net income available to common stockholders .   $ 2,436     $ 3,018
  Preferred distributions (1) . . . . . . . . .       980       1,012
  Income allocated to minority interests (2). .     1,773         405
  Extraordinary loss on debt extinguishment . .        24          --
  Depreciation of real estate assets. . . . . .    14,219       6,269
                                                  -------     -------
     Funds from operations. . . . . . . . . . .   $19,432     $10,704
                                                  =======     =======

(1) Distributions on convertible preferred stock are added back in computing funds from operations since the conversion to common shares has been assumed.

(2) Excludes distributions on the preferred operating partnership units, which are not added back in computing funds from operations ($1,125 for 1998).

Cash flows provided by (used in):
  Operating activities. . . . . . . . . . . . .   $ 8,360     $ 8,723
  Investing activities. . . . . . . . . . . . .   (12,895)    (12,940)
  Financing activities. . . . . . . . . . . . .     2,766      (3,010)


Inflation

     The Company leases apartments under lease terms generally ranging from six to 12 months. Management believes that such short-term lease contracts lessen the impact of inflation on the cost of property operations, as well as allows for the adjustment of rental rates to market levels as leases expire.

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

     Not applicable.

PART 2.   OTHER INFORMATION

  Item 1. Legal Proceedings

     None

  Item 2. Changes in Securities

     None

  Item 3. Defaults Upon Senior Securities

     None

  Item 4. Submission of Matters to a Vote of Security Holders

     None

  Item 5. Other Information

     None

  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

       10.1 Amended and Restated Limited Partnership Agreement of
            Walden/Drever Operating Partnership, L.P.

       12.1 Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Stock Dividends

       27.1 Financial Data Schedule

     (b)  Reports

       Form 8-K/A Amendment No. 1 was filed on February 17, 1998 to amend Form 8-K originally dated December 16, 1997, related to the purchase of six apartment properties and the sale of one apartment property.

       Two Form 8-Ks filed in 1997 were amended during the three months ended March 31, 1998, by reclassifying the convertible equity securities formerly reported as a component of stockholders' equity in its consolidated balance sheets to minority interests and by restating its statements of income to reflect distributions or income on such convertible equity securities as income allocated to minority interests which is deducted in arriving at net income.

       Following are the two Form 8-K/As which were filed:

       (1)     Form 8-K/A Amendment No. 1 was filed on February
               18, 1998 to amend Form 8-K originally dated April
               21, 1997, related to the purchase of five apartment properties.

       (2) Form 8-K/A Amendment No. 1 was filed on February 18, 1998 to amend Form 8-K originally dated October 1, 1997, related to the acquisition of the assets and business of Drever Partners, Inc. and its affiliates.


                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                WALDEN RESIDENTIAL PROPERTIES, INC.

                                By:     / s /   Mark S. Dillinger
                                        -------------------------
                                        Mark S. Dillinger
                                        Executive Vice President
                                        & Chief Financial Officer
                                        (Principal Financial Officer)

                                Date:   May 14, 1998
                                        -------------------------


                          EXHIBIT INDEX

      Exhibit No.         Description

         3.1              Restated By-Laws

         4.1              Rights Agreement by and between Walden
                          Residential Properties, Inc. and
                          BankBoston, N.A. (1)

        10.1 Amended and Restated Limited Partnership Agreement of Walden/Drever Operating
                          Partnership, L.P.

        10.2              Limited Partnership Agreement of
                          Walden/Grupe Elk Grove, L.P.

        10.3              Limited partnership Agreement of
                          Walden/Grupe Roseville, L.P.

        10.4 Amended and Restated Loan Agreement between Morgan Guaranty Trust Company of New York and Walden/Drever Operating Partnership, L.P.

        12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

        27.1              Financial Data Schedule
_______________

(1) Previously filed with the Company's Form 8-K filed with the Securities and Exchange Commission on April 9, 1998 and incorporated herein by reference.