Form 10-Q
period 1998-06-30
WALDEN RESIDENTIAL PROPERTIES INC
filed 1998-08-05
CIK 913280

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                              YES           NO   X
                                   ---          ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1998, there were 18,152,418 shares of Common Stock, $0.01, par value outstanding.



               WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1998
                  (Unaudited) and December 31, 1997 . . . . . . . . . . . . 2

               Condensed Consolidated Statements of Income for the
                  Three Months and Six Months Ended June 30, 1998
                  and 1997 (Unaudited). . . . . . . . . . . . . . . . . . . 3

               Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and 1997 (Unaudited) . . . 4

               Notes to Condensed Consolidated Financial Statements
                  (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . 5

     Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . . 12

     Item 3.   Quantitative and Qualitative Disclosures about Market
                  Risks . . . . . . . . . . . . . . . . . . . . . . . . . . 19

PART 2.   OTHER INFORMATION

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 20

     Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . 20

     Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . 20

     Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 20

     Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 20

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 21



PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

               WALDEN RESIDENTIAL PROPERTIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                          June 30, 1998    December 31, 1997
                                          -------------    -----------------
                                           (Unaudited)
ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . .   $  170,673         $  173,635
  Buildings. . . . . . . . . . . . . . .    1,326,300          1,333,978
                                           ----------         ----------
                                            1,496,973          1,507,613
     Less:  Accumulated depreciation . .      (98,316)           (74,584)
                                           ----------         ----------
                                            1,398,657          1,433,029
Real estate assets held for sale . . . .       43,476                 --
Rent and other receivables ($1.5
  million related party) . . . . . . . .        3,696              1,613
Prepaid and other assets . . . . . . . .        7,542              6,903
Deferred financing costs, net. . . . . .        8,648              6,603
Cash and cash equivalents. . . . . . . .        6,524              9,757
Restricted cash:
  Escrow deposits. . . . . . . . . . . .       16,260              9,047
  Additional collateral on loans . . . .        2,850              2,520
                                           ----------         ----------
     Total assets. . . . . . . . . . . .   $1,487,653         $1,469,472
                                           ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . .   $  461,261         $  428,354
  Unsecured term loan. . . . . . . . . .      200,000            200,000
  Unsecured credit facility. . . . . . .       85,000             74,000
  Accrued real estate taxes. . . . . . .       18,214             22,571
  Accounts payable . . . . . . . . . . .       11,054             13,648
  Accrued expenses and other
    liabilities. . . . . . . . . . . . .       16,113             13,377
  Preferred distribution payable to
    minority interests . . . . . . . . .          391                391
                                           ----------         ----------
     Total liabilities . . . . . . . . .      792,033            752,341
Commitments and contingencies (Note 8)
Minority interests . . . . . . . . . . .      314,922            321,916
Stockholders' equity:
  Preferred stock. . . . . . . . . . . .           57                 57
  Common stock . . . . . . . . . . . . .          182                180
  Additional paid in capital . . . . . .      458,936            456,842
  Notes receivable from Company
    officers and directors . . . . . . .       (8,823)            (5,263)
  Deferred compensation on Restricted
    Stock. . . . . . . . . . . . . . . .       (1,417)            (1,404)
  Distributions in excess of net income.      (68,237)           (55,197)
                                           ----------         ----------
     Total stockholders' equity. . . . .      380,698            395,215
                                           ----------         ----------
       Total liabilities and
         stockholders' equity. . . . . .   $1,487,653         $1,469,472
                                           ==========         ==========

    See Notes to Condensed Consolidated Financial Statements.


              WALDEN RESIDENTIAL PROPERTIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except per share information)
                          (Unaudited)

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                ------------------       ----------------
                                 1998        1997        1998        1997
                                 ----        ----        ----        ----
REVENUES
  Rental income. . . . . . . . $66,650     $33,071     $132,557    $64,587
  Other property income. . . .   2,742       1,333        5,288      2,605
  Interest income. . . . . . .     363         346          724        849
                               -------     -------     --------    -------
     Total revenues. . . . . .  69,755      34,750      138,569     68,041
                               -------     -------     --------    -------
EXPENSES
  Property operating and
    maintenance. . . . . . . .  23,249      11,444       45,761     22,013
  Real estate taxes. . . . . .   6,950       3,412       13,898      6,561
  General and administrative .   2,866       1,972        5,701      3,394
  Interest . . . . . . . . . .  13,374       5,244       26,688     10,121
  Amortization . . . . . . . .     252         200          485        411
  Depreciation . . . . . . . .  14,701       6,793       29,035     13,121
                               -------     -------     --------    -------
     Total expenses. . . . . .  61,392      29,065      121,568     55,621
                               -------     -------     --------    -------
Income before extraordinary
  item and income allocated
  to minority interests. . . .   8,363       5,685       17,001     12,420
Extraordinary loss on debt
  extinguishment . . . . . . .     (80)         --         (104)        --
                               -------     -------     --------    -------
Income before income
  allocated to minority
  interests. . . . . . . . . .   8,283       5,685       16,897     12,420
Income allocated to minority
  interests. . . . . . . . . .  (2,769)       (395)      (5,667)      (800)
                               -------     -------     --------    -------
   Net income. . . . . . . . .   5,514       5,290       11,230     11,620

Preferred distributions. . . .  (3,280)     (3,311)      (6,560)    (6,623)
                               -------     -------     --------    -------
Net income available to
  common stockholders. . . . . $ 2,234     $ 1,979     $  4,670    $ 4,997
                               =======     =======     ========    =======
Basic net income per share . . $  0.12     $  0.11     $   0.25    $  0.29
                               =======     =======     ========    =======
Diluted net income per share . $  0.12     $  0.11     $   0.25    $  0.29
                               =======     =======     ========    =======
Basic weighted average number
  of common shares
  outstanding. . . . . . . . .  18,488      17,502       18,384     17,329
                               =======     =======     ========    =======
Diluted weighted average
  number of common shares and
  common share equivalents
  outstanding. . . . . . . . .  18,632      17,623       18,554     17,486
                               =======     =======     ========    =======

    See Notes to Condensed Consolidated Financial Statements.


              WALDEN RESIDENTIAL PROPERTIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)
                          (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                      ----------------
                                                      1998        1997
                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . .     $ 11,230    $ 11,620
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Income allocated to minority interests. . .        5,667         800
   Depreciation and amortization . . . . . . .       29,520      13,532
   Amortization of deferred compensation on
     restricted stock. . . . . . . . . . . . .          123         108
   Amortization of prepaid interest expense. .          608          --
   Extraordinary loss on debt extinguishment .          104          --
   Net effect of changes in operating
     accounts:
      Escrow deposits. . . . . . . . . . . . .       (7,213)       (751)
      Other assets . . . . . . . . . . . . . .       (3,009)     (1,301)
      Accrued real estate taxes. . . . . . . .       (4,357)       (935)
      Accounts payable . . . . . . . . . . . .       (3,848)       (222)
      Other liabilities. . . . . . . . . . . .        2,736         397
                                                   --------    --------
       Net cash provided by operating
         activities. . . . . . . . . . . . . .       31,561      23,248
                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate assets . . . . . . .       (5,082)    (52,371)
  Real estate asset additions. . . . . . . . .      (20,207)    (14,926)
                                                   --------    --------
       Net cash used in investing activities .      (25,289)    (67,297)
                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance, net of
    issuance costs . . . . . . . . . . . . . .       12,402      15,968
  Purchase of the Company's common stock . . .      (14,002)         --
  Purchase of minority interest securities . .         (130)         --
  Distributions paid . . . . . . . . . . . . .      (37,306)    (23,424)
  Proceeds from mortgage notes payable and
    credit facility. . . . . . . . . . . . . .      172,903      35,350
  Payment of mortgage notes payable and
    credit facility. . . . . . . . . . . . . .     (137,155)     (6,000)
  Payment of financing costs . . . . . . . . .       (3,240)        (91)
  Additional collateral on loans . . . . . . .         (330)         --
  Principal reductions of debt . . . . . . . .       (2,647)     (1,656)
                                                   --------    --------
       Net cash provided by (used in)
         financing activities. . . . . . . . .       (9,505)     20,147
                                                   --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . .       (3,233)    (23,902)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD . . . . . . . . . . . . . . . . . . .        9,757      29,720
                                                   --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . .     $  6,524    $  5,818
                                                   ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid for interest. . . . . . . . . . .     $ 23,671    $  9,781
                                                   ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
   Accrued real estate asset additions . . . .     $  1,722    $    345
                                                   ========    ========
   Mortgages assumed . . . . . . . . . . . . .     $ 10,806    $     --
                                                   ========    ========
   Notes receivable for officer and director
     stock purchases . . . . . . . . . . . . .     $  3,560    $     --
                                                   ========    ========
   Deferred compensation on restricted stock .     $    136    $  2,571
                                                   ========    ========
   Distribution payable to minority interest
     holders . . . . . . . . . . . . . . . . .     $    391    $    391
                                                   ========    ========
   Minority interest securities issued . . . .     $    505    $  1,050
                                                   ========    ========

    See Notes to Condensed Consolidated Financial Statements.


              WALDEN RESIDENTIAL PROPERTIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   Interim Unaudited Financial Information

     Walden Residential Properties, Inc. (the "Company") is a self-administered and self-managed real estate company operated as a real estate investment trust, as defined under the Internal Revenue Code of 1986, as amended. As of June 30, 1998, the Company owned
156 multifamily properties, containing 42,858 apartment units, located primarily in the Southwest and Southeast regions of the United States.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997, and Form 10-Q for the three months ended March 31, 1998, which were filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited condensed consolidated financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted pursuant to rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 30, 1998 and the consolidated results of their operations for the three and six months ended June 30, 1998 and 1997 and consolidated cash flows for the six months ended June 30, 1998 and 1997, have been included. The consolidated results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the full year.

     As of June 30, 1998, the Company had six apartment properties held for sale. Management has determined that such properties do not match the Company's long-term investment strategies. (See Note 8)

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), which establishes standards for accounting and reporting for derivative instruments. SFAS No. 133 is effective for periods beginning after June 15, 1999; however, earlier application is permitted. Management is currently not planning on early adoption of this Statement and has not had an opportunity to evaluate the impact of the provisions of the Statement on the Company's consolidated financial statements relating to future adoption.

2.   Acquisitions

     On February 18, 1998, the Company acquired two apartment properties with a total of 376 units, located in Tampa, Florida for approximately $15.9 million. The Company funded these acquisitions by assuming $5.7 million of variable rate, tax-exempt debt maturing in the year 2007, assuming $5.1 million of 7.35% fixed rate debt maturing in the year 2005, and borrowing the remaining amount under the Company's unsecured credit facility. The credit enhancement on the $5.7 million variable rate debt expires in November 1998 and is guaranteed by the Company.

3.   Transactions with Affiliates

     On June 22, 1998, the Company acquired the 1% general partner interest in a limited partnership which owns a 504-unit apartment property in Austin, Texas. At that time, the Company loaned $1.5 million to the partnership which was used to refinance the first mortgage indebtedness on the property. The note requires monthly payments of excess cash flow from the property and matures on January 1, 2009.

4.   Mortgage Notes Payable

     During the first six months of 1998, the Company refinanced
$45.5 million and $12.5 million of the Company's variable rate, tax-exempt mortgage indebtedness and extended the related mortgage loan and credit enhancement maturity to February 15, 2028 and January 15, 2023, respectively.

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

     On April 14, 1998, the Company repaid $7.2 million of variable rate indebtedness related to one property.

5.   Stockholders' Equity and Minority Interests

     Minority Interests

     In connection with certain apartment property acquisitions, certain partnership subsidiaries of the Company have issued
Common Operating Partnership ("OP") Units and Preferred OP Units which are exchangeable into the Company's common stock and 9.00% redeemable preferred stock, with detachable warrants, respectively. The holders of the Preferred OP Units are entitled to receive quarterly distributions of $0.5625 per unit and the holders of the Common OP Units are entitled to receive quarterly distributions equal to those paid on the Company's common stock. A portion of the Common OP Units that are exchangeable into 810,128 shares of the Company's common stock are entitled to receive quarterly distributions of a minimum of $369,000 in the aggregate. All OP Unit securities have been recorded as minority interests in the accompanying balance sheets. On June 15, 1998, an additional 20,621 Common OP Units were issued at the market price of the Company's common stock on such date ($24.50) per unit to adjust the purchase price of the October 1, 1997 acquisition of the assets and business of Drever Partners, Inc. and its affiliates.
On June 30, 1998, the Company purchased 5,503 minority interest securities at $24.50 (the market price of the Company's common stock on the purchase date). As of June 30, 1998, the Company had 1,999,909 Preferred OP Units and 11,192,022 Common OP Units outstanding.

     Public Offering

     On February 19, 1998, the Company issued 323,232 shares of its common stock at $23.515 per share for net proceeds of approximately $7.6 million.

     Restricted Stock

     In February 1997, the Company adopted a Long-Term Incentive
Plan to attract and retain individuals to serve as directors, officers and employees of the Company. Pursuant to this plan, the Company has issued 5,206 restricted shares of common stock
("Restricted Stock") during the six months ended June 30, 1998, for $0.01 per share to two of its executive officers and its six outside directors. The shares issued vest ratably over a three-year and one-year period, respectively. Deferred compensation on Restricted Stock was computed based upon the market value of the shares at the date of issuance. This deferred compensation is being amortized over the respective vesting periods.

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

     On March 2, 1998, the Company issued loans to 25 officers under the officer loan program in the amount of approximately $3.6 million, bearing interest at 7%. Such loans related to the issuance of 138,692 shares of the Company's common stock at $24.75 per share (the closing price of the common stock on the New York Stock Exchange for the previous trading day) and the exercise of 26,192 common stock options at a stock option grant price of $19.25 per share.

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

     Associate Stock Purchase Plan

     Effective April 1, 1998, the Company adopted an Associate
Stock Purchase Plan. This plan allows Company employees to purchase on a quarterly basis shares of the Company's common stock at a 15% discount.

     Stock Repurchase Program

     On June 4, 1998, the Company adopted a Stock Repurchase Program. This program authorizes the Company to purchase up to
2.5 million shares of the Company's common stock. This is in addition to the prior stock repurchase program, announced
July 11, 1997, authorizing the Company to purchase up to 1.0 million shares of its common stock by December 31, 1998. The Company repurchased 572,000 shares of its outstanding common stock in May and June of 1998, leaving 2.6 million shares authorized for repurchase under both programs at June 30, 1998.

     Distributions

     In March 1998 and June 1998, the Company paid distributions of $12.0 million and $12.3 million, respectively, to stockholders of record on February 18, 1998, and May 18, 1998, respectively.
The common stockholders were paid $0.4825 per share; the 9.16% Convertible Redeemable Preferred Stockholders were paid $0.5725 per share and the 9.20% Senior Preferred Stockholders were paid $0.575 per share.

     The Company paid distributions of $5.4 million on the Common
OP Units (which represented $0.4825 per unit) and $1.1 million on the Preferred OP Units (which represented $0.5625 per unit) in both March and June.

6.   Net Income per Share of Common Stock

     Basic net income per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus potential dilutive common share equivalents.

     The following table presents information necessary to calculate basic and diluted net income per share for the three months and six months ended June 30, 1998 and 1997 (in thousands, except per share amounts):

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------       ----------------
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----
Net Income for Basic and Diluted
 Computation:
  Income before extraordinary
    item and income allocated
    to minority interests . . .   $ 8,363     $ 5,685     $17,001     $12,420
  Extraordinary loss on debt
    extinguishment. . . . . . .       (80)         --        (104)         --
                                  -------     -------     -------     -------
  Income before income
    allocated to minority
    interests . . . . . . . . .     8,283       5,685      16,897      12,420
  Income allocated to minority
    interests . . . . . . . . .    (2,769)       (395)     (5,667)       (800)
                                  -------     -------     -------     -------
  Net income. . . . . . . . . .     5,514       5,290      11,230      11,620
  Preferred distributions . . .    (3,280)     (3,311)     (6,560)     (6,623)
                                  -------     -------     -------     -------
  Net income available to
    common stockholders (basic
    and diluted net income per
    share computation). . . . .   $ 2,234     $ 1,979     $ 4,670     $ 4,997
                                  =======     =======     =======     =======
Basic Net Income per Share:
  Before extraordinary item,
    less preferred
    distributions. . . . . . . .  $  0.13     $  0.11     $  0.26     $  0.29
  Extraordinary loss on debt
    extinguishment . . . . . . .    (0.01)         --       (0.01)         --
                                  -------     -------     -------     -------
  Net income available to
    common stockholders. . . . .  $  0.12     $  0.11     $  0.25     $  0.29
                                  =======     =======     =======     =======
Diluted Net Income per Share:
  Before extraordinary item,
    less preferred
    distributions. . . . . . . .  $  0.13     $  0.11     $  0.26     $  0.29

  Extraordinary loss on debt
    extinguishment . . . . . . .    (0.01)         --       (0.01)         --
                                  -------     -------     -------     -------
  Net income available to
    common stockholders. . . . .  $  0.12     $  0.11     $  0.25     $  0.29
                                  =======     =======     =======     =======
Weighted Average Number of
 Shares Outstanding (a):
  Basic. . . . . . . . . . . . .   18,488      17,502      18,384      17,329
  Dilutive effect of
    outstanding options. . . . .      144         121         170         157
                                  -------     -------     -------     -------
  Diluted. . . . . . . . . . . .   18,632      17,623      18,554      17,486
                                  =======     =======     =======     =======

(a) Excludes the convertible preferred shares, warrants, Common OP Units (see Note 5) and 1,658,750 stock options, which are not dilutive at June 30, 1998.

7.   Pro Forma Statements of Income

     The following unaudited condensed pro forma information for the six months ended June 30, 1998 and 1997 was prepared from the financial statements of the Company by adjusting for the effect of the 1997 acquisition of 21,467 apartment units at a cost of $799.2 million, the 1998 property acquisitions described in
Note 2 herein, and debt incurred in connection with these property acquisitions as if all of these transactions had occurred on January 1, 1997.

     The following information is not necessarily indicative of what the performance would have been had the Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company. (In thousands, except per share information.)

                                                         Pro Forma
                                                     ----------------
                                                     Six Months Ended
                                                         June 30,
                                                     ----------------
                                                     1998        1997
                                                     ----        ----
Revenues . . . . . . . . . . . . . . . . . . . .  $138,905    $133,387
Expenses . . . . . . . . . . . . . . . . . . . .   121,845     119,608
                                                  --------    --------
Income before extraordinary items and income
  allocated to minority interests. . . . . . . .    17,060      13,779
Extraordinary loss on debt extinguishment. . . .      (104)         --
                                                  --------    --------
Income before income allocated to minority
  interests. . . . . . . . . . . . . . . . . . .    16,956      13,779
Income allocated to minority interests . . . . .    (5,687)     (4,583)
                                                  --------    --------
Net income . . . . . . . . . . . . . . . . . . .    11,269       9,196
Preferred distributions. . . . . . . . . . . . .    (6,560)     (6,623)
                                                  --------    --------
Net income available to common stockholders. . .  $  4,709    $  2,573
                                                  ========    ========
Basic net income per share . . . . . . . . . . .  $   0.26    $   0.15
                                                  ========    ========
Diluted net income per share . . . . . . . . . .  $   0.25    $   0.15
                                                  ========    ========

8.   Commitments and Contingencies

     On February 27, 1998, the Company entered into a joint venture agreement with The Grupe Company whereby The Grupe Company will construct and the Company will later purchase, two Sacramento, California area properties with a combined total of 616 apartment units. The Company is committed to purchase 100% of the properties for approximately $47 million upon the completion of construction and the achievement of certain targeted net operating income amounts. This purchase is anticipated to occur sometime in late 1999. As of June 30, 1998, The Grupe Company has spent approximately $8.5 million, consisting primarily of permits and professional fees, for both properties.

     As of June 30, 1998, the Company had executed contracts to sell four of its apartment properties held for sale, containing an aggregate of 1,151 units, for an aggregate sales price of $37.6 million. The closing is anticipated to occur in August 1998.

9.   Subsequent Events

     On July 1, 1998, the Company executed a contract to purchase
South Green Apartments, a 268-unit apartment community located in Houston, Texas. The purchase contract in the amount of $9.5 million is anticipated to be consummated in August 1998.

     On July 29, 1998, the Company entered into an agreement to loan $5.0 million to the Greystone Group, Inc., an unrelated third-party, to purchase 260,082 net rentable square feet of land in Chandler, Arizona. The loan bears an interest rate of LIBOR plus 1.50%, is secured by a mortgage loan on the property and a guarantee by The Greystone Group, Inc., and is generally due upon the earlier of completion of construction and subsequent purchase by the Company or substitution of a third-party lender.
The Company anticipates entering into a purchase agreement with the Greystone Group, Inc. in August 1998, whereby The
Greystone Group, Inc. will construct a 272-unit apartment community on the land described herein. The Company will be committed to purchase the property for approximately $21.3 million upon completion of construction and the achievement of certain targeted occupancy levels, anticipated to occur sometime in late 1999.

     On July 29, 1998, the Company executed a contract to acquire a 286-unit apartment community located in Bedford, Texas for approximately $11.0 million. In connection with this contract, the Company deposited $200,000 of non-refundable earnest money. The Company has completed normal due diligence procedures; however, because financing for the acquisition will not be funded until the closing date, there is no assurance that the Company will purchase the property.

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

     The Company has identified three strategic internal systems that are vulnerable to Year 2000 computation problems. These are general ledger/accounts payable, on-site property accounting, and payroll. The Company will continue to utilize both internal and external resources to reprogram, replace and test these systems for the Year 2000 modifications. The conversion to a new general ledger/accounts payable system, which is Year 2000 compliant, is expected to occur during the fourth quarter of 1998. The on-site property accounting system has been upgraded to a new release that is Year 2000 compliant. Payroll system options are still being evaluated. The Company anticipates upgrading its payroll system during the fourth quarter of 1998 to a new release of its current payroll software that is Year 2000 compliant. While the Company is actively striving to address its internal Year 2000 issues, there can be no guarantee that the systems of other companies on which the Company's systems and processes rely will be timely converted and will not have an adverse effect on the Company's operations. The Company is currently surveying its strategic vendors of services, information and products, attempting to identify any potential exposure in this area. The cost of the new general ledger/account payable system and the Year 2000 project is estimated to be approximately $750,000, which will be funded through cash flow from operations.

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

Results of Operations
---------------------

     The following discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1997. Such financial statements and information included in this Form 10-Q have been prepared to reflect the historical condensed consolidated operations of the Company for the three and six months ended June 30, 1998 and 1997, and the condensed consolidated balance sheet data of the Company as of June 30, 1998 and December 31, 1997.

     The changes in revenues and expenses related to property operations during the three and six months ended June 30, 1998 and 1997 are primarily the result of the increased number of apartment units owned due to acquisitions of additional multifamily properties by the Company, including 78 properties with a total of 18,118 units acquired from Drever Partners, Inc. on October 1, 1997. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

     The following financial and operating data (see Page 14) is provided as supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited except the balance sheet data as of December 31, 1997.

            SUPPLEMENTAL FINANCIAL AND OPERATING DATA
        (In thousands, except per share and property data)
                           (Unaudited)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------       ----------------
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----
OPERATING DATA
  Revenues
    Rental income . . . . . . .   $66,650     $33,071     $132,557    $64,587
    Other property income . . .     2,742       1,333        5,288      2,605
    Interest income . . . . . .       363         346          724        849
                                  -------     -------     --------    -------
       Total revenues . . . . .    69,755      34,750      138,569     68,041
                                  -------     -------     --------    -------
  Expenses
    Property operating
      and maintenance . . . . .    23,249      11,444       45,761     22,013
    Real estate taxes . . . . .     6,950       3,412       13,898      6,561
    General and administrative.     2,866       1,972        5,701      3,394
    Interest. . . . . . . . . .    13,374       5,244       26,688     10,121
    Amortization. . . . . . . .       252         200          485        411
    Depreciation. . . . . . . .    14,701       6,793       29,035     13,121
                                  -------     -------     --------    -------
       Total expenses . . . . .    61,392      29,065      121,568     55,621
                                  -------     -------     --------    -------
Income before extraordinary
  item and income allocated
  to minority interests . . . .     8,363       5,685       17,001     12,420
Extraordinary loss on debt
  extinguishment. . . . . . . .       (80)         --         (104)        --
                                  -------     -------     --------    -------
Income before income
  allocated to minority
  interests . . . . . . . . . .     8,283       5,685       16,897     12,420
Income allocated to
  minority interests. . . . . .    (2,769)       (395)      (5,667)      (800)
                                  -------     -------     --------    -------
   Net income . . . . . . . . .     5,514       5,290       11,230     11,620
     Preferred distributions. .    (3,280)     (3,311)      (6,560)    (6,623)
                                  -------     -------     --------    -------
Net income available to common
  stockholders. . . . . . . . .   $ 2,234     $ 1,979     $  4,670    $ 4,997
                                  =======     =======     ========    =======
Distribution per share of
  common stock. . . . . . . . .   $0.4825     $0.4825     $  0.965    $ 0.965
                                  =======     =======     ========    =======
Basic weighted average number
  of common shares outstanding.    18,488      17,502       18,384     17,329
                                  =======     =======     ========    =======

-----------------------------------------------------------------------------

PROPERTY DATA
Total properties (at end of
  period) . . . . . . . . . . .       156          75          156         75
Total units (at end of period).    42,858      23,188       42,858     23,188
Total units (weighted average).    42,858      22,617       42,758     22,111
Weighted average monthly
  property revenue per unit . .   $   540     $   507     $    537    $   506

-----------------------------------------------------------------------------

                                              June 30,        December 31,
                                                1998              1997
                                                ----              ----
BALANCE SHEET DATA
Real estate assets, at cost, net
  (including real estate held for sale). .   $1,442,133        $1,433,029
Mortgage notes payable, credit facility
  and term loan. . . . . . . . . . . . . .      746,261           702,354
Minority interests . . . . . . . . . . . .      314,922           321,916
Stockholders' equity . . . . . . . . . . .      380,698           395,215


Comparison of Three Months and Six Months Ended June 30, 1998 to
Three Months and Six Months Ended June 30, 1997
----------------------------------------------------------------

     The weighted average number of units owned for the second quarter of 1998 increased by 20,241 units, or 89.5%, from 22,617 units for the second quarter of 1997 to 42,858 units for the second quarter of 1998 as a result of the acquisition of additional properties. The portfolio had an average physical occupancy of 92.6% and 93.0% for the second quarter of 1997 and 1998, respectively.

     The weighted average number of units owned for the six months ended June 30, 1998, increased by 20,647 units, or 93.4% from 22,111 units for the first six months of 1997 to 42,758 units for the first six months of 1998 as a result of the acquisition of additional properties. Total units owned at June 30, 1997 and 1998 were 23,188 and 42,858, respectively. The portfolio had an average physical occupancy of 92.5% and 93.1% for the first six months of 1997 and 1998, respectively.

     The Company owned 64 properties with 20,845 units throughout both periods in 1998 and 1997 ("same store"). A summary of the historical operating performance for "same store" properties is as follows:

                                   Three Months Ended                Six Months Ended
                                        June 30,                         June 30,
                                   ------------------                ----------------
                                    1998        1997    % Change     1998        1997    % Change
                                    ----        ----    --------     ----        ----    --------
Rental and other property
  revenue (in thousands). . .     $32,806     $31,842     3.0%     $65,457     $63,635     2.9%
Property operating expenses
  (in thousands) (1). . . . .      14,133      13,679     3.3%      28,082      26,913     4.3%
                                  -------     -------              -------     -------
Property operating income
  (in thousands). . . . . . .     $18,673     $18,163     2.8%     $37,375     $36,722     1.8%
                                  =======     =======              =======     =======
Average physical occupancy. .       91.6%       92.6%      N/A       91.8%       92.4%      N/A
                                  =======     =======              =======     =======
Average monthly revenue per
  unit. . . . . . . . . . . .     $   525     $   509     3.0%     $   523     $   509     2.9%
                                  =======     =======              =======     =======
Average annualized property
  operating and maintenance
  expenses per unit . . . . .     $ 2,082     $ 2,027     2.7%     $ 2,063     $ 1,992     3.6%
                                  =======     =======              =======     =======
Average annualized real
  estate taxes per unit . . .     $   630     $   598     5.4%     $   631     $   590     6.9%
                                  =======     =======              =======     =======
Operating expense ratio . . .       43.1%       43.0%      N/A       42.9%       42.3%      N/A
                                  =======     =======              =======     =======

(1) Consists of property operating and maintenance and real estate tax expenses.

     The operating performance of properties not owned throughout both periods in 1998 and 1997 is summarized as follows:

                                         Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                         ------------------          ----------------
                                          1998        1997           1998        1997
                                          ----        ----           ----        ----
Rental and other property
  revenue (in thousands). . .           $36,586     $ 2,562        $72,388     $ 3,557
Property operating expenses
  (in thousands) (1). . . . .            16,066       1,177         31,577       1,661
                                        -------     -------        -------     -------
Property operating income
  (in thousands). . . . . . .           $20,520     $ 1,385        $40,811     $ 1,896
                                        =======     =======        =======     =======
Weighted average number of
  units . . . . . . . . . . .            22,013       1,772         21,913       1,266
                                        =======     =======        =======     =======
Average physical occupancy. .             94.2%       93.9%          93.5%       93.5%
                                        =======     =======        =======     =======
Average monthly revenue per
  unit. . . . . . . . . . . .           $   554     $   482        $   551     $   468
                                        =======     =======        =======     =======
Average annualized property
  operating and maintenance
  expenses per unit . . . . .           $ 2,253     $ 1,984        $ 2,214     $ 1,975
                                        =======     =======        =======     =======
Average annualized real
  estate taxes per unit . . .           $   667     $   673        $   669     $   649
                                        =======     =======        =======     =======
Operating expense ratio . . .             43.9%       45.9%          43.6%       46.7%
                                        =======     =======        =======     =======

(1) Consists of property operating and maintenance and real estate tax expenses.

     General and administrative expenses increased $894,000 for the second quarter of 1998, or 45.3%, from $1,972,000 for the second quarter of 1997 to $2,866,000 for the second quarter of 1998. This represented a per unit decrease of $82, or 23.5%, on an annualized basis. General and administrative expenses increased $2,307,000 for the first six months of 1998, or 68.0%, from $3,394,000 for the first six months of 1997 to $5,701,000 for the first six months of 1998. This represents a per unit decrease of $40, or 13.0%, on an annualized basis. This per unit decrease is primarily due to increased operating efficiencies. The increases in general and administrative expenses were primarily due to increased properties owned which resulted in increased salary costs and occupancy costs for additional corporate and regional office space.

     Interest expense increased $8,130,000 for the second quarter of 1998, or 155.0%, from $5,244,000 for the second quarter of 1997 to $13,374,000 for the second quarter of 1998. Interest expense increased $16,567,000 for the first six months of 1998, or 163.7%, from $10,121,000 for the first six months of 1997 to $26,688,000 for the first six months of 1998. The increases were primarily due to indebtedness incurred on properties acquired during 1997.

     Depreciation expense increased $7,908,000 for the second quarter of 1998, or 116.4%, from $6,793,000 for the second quarter of 1997 to $14,701,000 for the second quarter of 1998.
Depreciation increased $15,914,000 for the first six months of 1998, or 121.3%, from $13,121,000 for the first six months of 1997 to $29,035,000 for the first six months of 1998. The increases were due to depreciation on additional properties acquired and capital improvements on existing properties.

     The $104,000 extraordinary loss on debt extinguishment in 1998 was due to prepayment penalties incurred in connection with the Company's payoff of a $7.2 million mortgage loan in April
1998, and the write off of unamortized deferred financing costs related to the refinancing of certain of the Company's indebtedness during the first and second quarter of 1998.

Liquidity and Capital Resources
-------------------------------

     The Company's principal demands for liquidity are distributions to its stockholders, property operating and maintenance costs, capital improvements to its properties, acquisitions of properties, interest on indebtedness and debt repayments.

     During the first six months of 1998, the Company had cash flows from operating activities of $31.6 million and proceeds from stock offerings of $12.4 million, including $3.3 million from its dividend reinvestment plan. These funds, in addition to $35.7 million of net proceeds from mortgage notes and the Company's credit facility, were used during the period primarily to pay for $5.1 million of the total acquisition cost of two apartment properties (containing 376 units), distributions to stockholders and unit holders of $37.3 million, capital improvements to properties of $20.2 million, financing costs of $3.2 million, principal payments of $2.6 million, and the purchase of 572,000 shares of the Company's common stock for $14.0 million. As a result, the Company had a net decrease in cash of $3.2 million.

     The Company has a $150 million unsecured credit facility
(the "Credit Facility"), which expires in February 1999. The Credit Facility has been used to finance property acquisitions, including capital improvements, and to meet short-term liquidity requirements. As of June 30, 1998, the unused amount of the Credit Facility was $65 million. The availability of funds to the Company under the Credit Facility is subject, however, to certain borrowing base and other customary covenants.

     Net cash provided by operating activities increased $8.3 million for the first six months of 1998 compared to the same period in 1997. Cash flow from operating activities before changes in operating accounts increased $21.2 million, primarily due to an increased number of units owned, which was offset by a $12.9 million decrease in the net effect of changes in operating accounts. The net decrease in operating accounts resulted primarily from an increase in the payment of real estate taxes and funding of escrow deposits.

     As of June 30, 1998, net cash used in investing activities was $25.3 million, compared to $67.3 million for the same period in 1997. Of the $25.3 million, the Company spent $5.1 million to purchase two apartment properties and $20.2 million for real estate asset additions.

     Net cash provided by financing activities decreased by $29.7 million for the first six months of 1998 compared to the same period in 1997. The decrease is primarily due to the repurchase of 572,000 shares of the Company's common stock for an aggregate price of $14.0 million in 1998 and increased distributions to stockholders and minority interest holders.

     The Company intends to meet its short-term liquidity requirements, including capital expenditures related to maintenance and improvements of its properties, through cash flow provided by operations and when necessary will utilize unused portions of its Credit Facility to meet working capital needs. Historically, the cash provided by operating activities has been adequate to meet both its operating requirements and distribution payments; however, the Company's current repositioning program will require borrowings under the Credit Facility to fund capital improvements. During the first six months of 1998, the Company has spent $10.7 million for recurring and non-recurring capital items, and $9.5 million for repositioning and acquisition rehabilitation costs. Recurring and non-recurring capital expenditures and repositioning and rehabilitation on acquisition properties are anticipated to be approximately $8.0 million and $16.1 million, respectively, for the remainder of 1998.

     The Company expects to meet its long-term liquidity requirements, such as refinancing mortgage indebtedness and property acquisitions, including capital improvements on property acquisitions through long-term borrowings, both secured and unsecured, and the issuance of debt or equity securities.

     As of June 30, 1998, the Company had outstanding indebtedness in the aggregate principal amount of $746.3 million, consisting of fixed rate debt of $397.7 million and variable rate debt of $348.6 million. The weighted average interest rate and weighted average years to maturity on the Company's outstanding indebtedness at June 30, 1998 were approximately 7.3% and 7.5 years, respectively.

Funds from Operations
---------------------

   Management of the Company generally considers funds from operations ("FFO") an appropriate measure of the performance of an equity real estate investment trust. FFO is defined as net income (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and income allocated to minority interests. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented herein. FFO does not represent cash generated from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company's performance or as an alternative to cash flow
(determined in accordance with generally accepted accounting principles) as a measure of liquidity.

     The Company calculates FFO in a manner consistent with that recommended by the National Association of Real Estate Investment Trusts; however, the Company's FFO is not necessarily comparable to similarly entitled items reported by other REITs.
FFO for the three months and six months ended June 30, 1998 and 1997 are as follows (unaudited):

                                         Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                         ------------------          ----------------
                                          1998        1997           1998        1997
                                          ----        ----           ----        ----
Funds from operations:
  Net income available to common
    stockholders. . . . . . . . . . .   $ 2,234     $ 1,979        $ 4,670     $ 4,997
  Preferred distributions (1) . . . .       980       1,011          1,960       2,023
  Income allocated to minority
    interests (2) . . . . . . . . . .     1,644         395          3,417         800
  Extraordinary loss on debt
    extinguishment. . . . . . . . . .        80          --            104          --
  Depreciation of real estate assets.    14,560       6,740         28,779      13,009
                                        -------     -------        -------     -------
     Funds from operations. . . . . .   $19,498     $10,125        $38,930     $20,829
                                        =======     =======        =======     =======
Cash flows provided by (used in):
  Operating activities. . . . . . . .   $23,201     $14,525        $31,561     $23,248
  Investing activities. . . . . . . .   (12,394)    (54,357)       (25,289)    (67,297)
  Financing activities. . . . . . . .   (12,271)     23,157         (9,505)     20,147


(1) Distributions on convertible preferred stock are added back in computing funds from operations since the conversion to common shares has been assumed.

(2) Excludes distributions on the preferred operating partnership units, which are not added back in computing funds from operations ($1,125 per quarter for 1998).

Inflation
---------

     The Company leases apartments under lease terms generally ranging from six to 12 months. Management believes that such short-term lease contracts lessen the impact of inflation on the cost of property operations, as well as allows for the adjustment of rental rates to market levels as leases expire.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.


PART 2.   OTHER INFORMATION

  Item 1.     Legal Proceedings

     None.

  Item 2.     Changes in Securities

     None.

  Item 3.     Defaults Upon Senior Securities

     None.

  Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Company's Annual Meeting of Stockholders was held on June 4, 1998.

     (b) (1) The stockholders elected six Directors nominated by the Board of Directors:

                                        Affirmative          Abstentions
                                        -----------          -----------

          Mark S. Dillinger             16,564,346             560,381
          Maxwell B. Drever             16,560,521             564,206
          Francesco Galesi              16,580,850             543,877
          Robert L. Honstein            16,572,045             552,682
          Michael E. Masterson          16,531,115             593,612
          J. Otis Winters               16,538,726             586,001

       (2) The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 1998:

                               Affirmative      Negative     Abstentions

                               17,017,073        47,577         60,077

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

                              WALDEN RESIDENTIAL PROPERTIES, INC.



                              By: /s/ Marshall B. Edwards
                                  -----------------------
                                  Marshall B. Edwards
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Walden Residential
Properties, Inc. and in the
capacities and on the dates indicated.

       Signatures                       Title                       Date

/s/ Michael A. Masterson  Chairman of the Board of Directors   August 4, 1998
------------------------
Michael A. Masterson




/s/ Marshall B. Edwards   President, Chief Executive Officer   August 4, 1998
------------------------  and Director (Principal Executive
Marshall B. Edwards       Officer)



/s/ Mark S. Dillinger     Executive Vice President, Chief      August 4, 1998
------------------------  Financial Officer and Director
Mark S. Dillinger         (Principal Financial and Accounting
                          Officer)



                          EXHIBIT INDEX

    Exhibit No.           Description

      12.1                Computation of Ratio of Earnings to
                          Combined Fixed Charges and Preferred
                          Stock Dividends

       27                 Financial Data Schedule