Form 10-Q/A
period 1998-06-30
WALDEN RESIDENTIAL PROPERTIES INC
filed 1998-08-11
CIK 913280

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A1
                                AMENDMENT NO. 1

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


                       EXPLANATORY NOTE

     Walden Residential Properties, Inc. (the "Company"), a Maryland corporation, hereby amends its Quarterly Report on Form 10-Q, as amended, for the fiscal period ended June 30, 1998, to indicate by check mark that, "Yes", the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


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