Form 10-Q
period 1998-09-30
WALDEN RESIDENTIAL PROPERTIES INC
filed 1998-11-13
CIK 913280

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                     FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998



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

                                  5080 Spectrum Drive
                                    Suite 1000 East
                                Addison, Texas 75001-6410
                          (Address of principal executive offices)

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

                          YES   X       NO

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 28, 1998, there were 18,112,354 shares of Common Stock, $0.01, par value outstanding.

               WALDEN RESIDENTIAL PROPERTIES, INC.


PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 1998(Unaudited)and December 31, 1997. . . .2

            Condensed Consolidated Statements of Income for the
            Three Months and Nine Months Ended September 30,1998
            and 1997 (Unaudited). . . . . . . . . . .  . . . . . . . 3

           Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 1998 and 1997
           (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .4

           Notes to Condensed Consolidated Financial Statements
           (Unaudited). . . . .. . . . . . . . . . . . . . . . . . . 5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . .  . .  13

     Item 3.   Quantitative and Qualitative Disclosures about
               Market Risks. . . . . . . . . . . . . . . . . . . .  21

PART 2.   OTHER INFORMATION

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 22

     Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 22

     Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . 22

     Item 4.   Other Information. . . . . . . . . . . . . . . . . . 22

     Item 5.   Exhibits and Reports on Form 8-K . . . . . . . . . . 22

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                             WALDEN RESIDENTIAL PROPERTIES, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands)



                                                             September 30,    December 31,
                                                                 1998             1997
                                                             -------------    ------------
                                                              (Unaudited)
ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . . . . . . .              $   170,346    $  173,635
  Buildings. . . . . . . . . . . . . . . . . . . .                1,361,739     1,333,978
                                                                 ----------     ---------
                                                                  1,532,085     1,507,613
     Less:  Accumulated depreciation . . . . . . .                 (113,558)      (74,584)
                                                                 ----------     ---------
                                                                  1,418,527     1,433,029
Real estate assets held for sale . . . . . . . . .                   34,105            --
Rent and other receivables ($1.5 million related party)               4,567         1,613
Prepaid and other assets . . . . . . . . . . . . .                    8,530         6,903
Deferred financing costs, net. . . . . . . . . . .                    8,254         6,603
Cash and cash equivalents. . . . . . . . . . . . .                    7,641         9,757
Restricted cash:
  Escrow deposits. . . . . . . . . . . . . . . . .                   13,317         9,047
  Additional collateral on loans . . . . . . . . .                    2,850         2,520
                                                                 ----------     ---------
     Total assets. . . . . . . . . . . . . . . . .               $1,497,791    $1,469,472
                                                                 ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . . . . . . .               $  468,131    $  428,354
  Unsecured term loan. . . . . . . . . . . . . . .                  200,000       200,000
  Unsecured credit facility. . . . . . . . . . . .                   91,500        74,000
  Accrued real estate taxes. . . . . . . . . . . .                   20,614        22,571
  Accounts payable . . . . . . . . . . . . . . . .                   10,924        13,648
  Accrued expenses and other liabilities. . . . ..                   15,598        13,377
  Preferred distribution payable to minority interests. .               391           391
                                                                 ----------    ----------
     Total liabilities . . . . . . . . . . . . . .                  807,158       752,341
Commitments and contingencies (Note 8)
Minority interests . . . . . . . . . . . . . . . .                  313,660       321,916
Stockholders' equity:
  Preferred stock. . . . . . . . . . . . . . . . .                       57            57
  Common stock . . . . . . . . . . . . . . . . . .                      181           180
  Additional paid in capital . . . . . . . . . . .                  457,801       456,842
  Notes receivable for employee and director stock
    purchases. . . . . . . . . . . . . . . . . . .                   (9,676)       (5,263)
  Deferred compensation on Restricted Stock                          (1,354)       (1,404)
  Distributions in excess of net income. . . . . .                  (70,036)      (55,197)
                                                                 ----------    ----------
     Total stockholders' equity. . . . . . . . . .                  376,973       395,215
                                                                 ----------    ----------
       Total liabilities and stockholders' equity                $1,497,791    $1,469,472
                                                                 ==========    ==========
              See Notes to Condensed Consolidated Financial Statements.



                     WALDEN RESIDENTIAL PROPERTIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share information)
                                (Unaudited)


                                               Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                               ------------------    ------------------
                                                  1998       1997        1998      1997
                                                  ----       ----        ----      ----
REVENUES
  Rental income. . . . . . . . . . . . .         $67,731    $34,701     $200,288  $ 99,288
  Other property income . . . . . . .              2,924      1,374        8,212     3,979
  Interest income. . . . . . . . . . . .             503        424        1,227     1,273
                                                 -------    -------     --------  --------
      Total revenues. . . . . . . . . . .         71,158     36,499      209,727   104,540

EXPENSES
  Property operating and maintenance              23,415     12,174       69,176    34,187
  Real estate taxes. . . . . . . . . . .           7,047      3,516       20,945    10,077
  General and administrative . . . . . .           3,059      1,723        8,760     5,117
  Interest . . . . . . . . . . . . . . .          13,848      5,643       40,536    15,764
  Amortization . . . . . . . . . . . . .             283        201          768       612
  Depreciation . . . . . . . . . . . . .          14,564      7,071       43,599    20,192
                                                 -------    -------     --------  --------
     Total expenses. . . . . . . . . . .          62,216     30,328      183,784    85,949
                                                 -------    -------     --------  --------
Operating income . . . . . . . . . . . .           8,942     6,171        25,943    18,591
Gain on disposition of real property               6,696        --         6,696        --
                                                 -------   -------      --------  --------
Income before extraordinary item and
   income allocated to minority interests         15,638     6,171        32,639    18,591
Extraordinary loss on debt extinguishment. .          --        --          (104)       --
                                                 -------   -------      --------  --------
Income before income allocated to
   minority interests. . . . . . . . . .          15,638     6,171        32,535    18,591
Income allocated to minority interests            (5,470)     (397)      (11,137)   (1,197)
                                                 -------   -------      --------  --------
  Net income . . . . . . . . . . . . . .          10,168     5,774        21,398    17,394

Preferred distributions. . . . . . . . .          (3,281)   (3,282)       (9,841)   (9,906)
                                                 -------   -------      --------   -------
Net income available to common
   stockholders. . . . . . . . . . . . .         $ 6,887   $ 2,492      $ 11,557   $ 7,488
                                                 =======   =======      ========   =======
Basic net income per share . . . . . . .         $  0.38   $  0.14      $   0.63   $  0.43
                                                 =======   =======      ========   =======
Diluted net income per share . . . . . .         $  0.38   $  0.14      $   0.63   $  0.43
                                                 =======   =======      ========   =======
Basic weighted average number of
   common shares outstanding . . . . . .          18,077    17,741        18,281    17,468
                                                 =======   =======      ========   =======
Diluted weighted average number of
   common shares and common share
   equivalents outstanding . . . . . . .          18,170    17,870        18,425    17,616
                                                 =======   =======      ========   =======
             See Notes to Condensed Consolidated Financial Statements.


                                                           WALDEN RESIDENTIAL PROPERTIES, INC.
                                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                     (In thousands)
                                                                      (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                      -------------
                                                                       1998        1997
                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . .                $ 21,398     $ 17,394
Adjustments to reconcile net income to net cash provided by
   operating activities:
  Income allocated to minority interests . . . . . . . .                11,137        1,197
  Depreciation and amortization. . . . . . . . . . . . .                44,367       20,804
  Gain on disposition of real property . . . . . . . . .                (6,696)          --
  Extraordinary loss on debt extinguishment. . . . . . .                   104           --
  Amortization of deferred compensation on restricted stock                186          180
  Amortization of prepaid interest expense . . . . . . .                   912           --
  effect of changes in operating accounts:
     Escrow deposits . . . . . . . . . . . . . . . . . .                (4,270)      (1,150)
     Other assets. . . . . . . . . . . . . . . . . . . .                (4,976)      (8,774)
     Accrued real estate taxes . . . . . . . . . . . . .                (1,957)       2,618
     Accounts payable. . . . . . . . . . . . . . . . . .                (3,217)        (390)
     Other liabilities . . . . . . . . . . . . . . . . .                 2,221          541
                                                                       -------     --------
       Net cash provided by operating activities                        59,209       32,420
                                                                       -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate assets , net of non-cash items below         (27,512)     (55,013)
  Real estate asset additions. . . . . . . . . . . . . .               (45,128)     (23,182)
  Proceeds from disposition of real property . . . . . .                36,667           --
                                                                     ---------     --------
       Net cash used in investing activities . . . . . .               (35,973)     (78,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance, net of issuance costs                   14,176       25,696
  Purchase of the Company's common stock . . . . . . . .               (17,773)      (6,666)
  Purchase of minority interest securities . . . . . . .                  (335)          --
  Distributions paid . . . . . . . . . . . . . . . . . .               (55,791)     (35,637)
  Proceeds from mortgage notes payable and credit facility             230,403       53,300
  Payment of mortgage notes payable and credit facility               (188,155)     (13,300)
  Payment of financing costs . . . . . . . . . . . . . .                (3,435)         (97)
  Additional collateral on loans . . . . . . . . . . . .                  (330)          --
  Principal reductions of debt . . . . . . . . . . . . .                (4,112)      (2,481)
                                                                      --------     --------
       Net cash provided by (used in) financing activities             (25,352)      20,815
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . .                (2,116)     (24,960)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           9,757       29,720
                                                                      --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . .              $  7,641     $  4,760
                                                                      ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . . .              $ 37,495     $ 15,360
                                                                       =========   ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
    Real estate asset additions. . . . . . . . . . . . . .            $    960     $    906
                                                                      ========     ========
    Mortgages assumed. . . . . . . . . . . . . . . . . . .            $ 19,141     $  6,870
                                                                      ========     ========
    Notes receivable for stock purchases . . . . . . . . .            $  4,413     $     --
                                                                      ========     ========
    Deferred compensation on restricted stock. . . . . . .            $    136     $  2,571
                                                                      ========     ========
    Distribution payable to minority interest holders                 $    391     $    391
                                                                      ========     ========
    Minority interest securities issued. . . . . . . . . .            $    505     $     --
                                                                      ========     ========
    Securities issued for purchase of assets . . . . . . .            $     --     $  1,050
                                                                      ========     ========
                      See Notes to Condensed Consolidated Financial Statements.



                     WALDEN RESIDENTIAL PROPERTIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Interim Unaudited Financial Information

     Walden Residential Properties, Inc. (the "Company") is a self-administered and self-managed real estate company operated as a real estate investment trust, as defined under the Internal Revenue Code of 1986, as amended. As of September 30, 1998, the Company owned 155 multifamily properties, containing 42,432 apartment units, located primarily in the Southwest and Southeast regions of the United States.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997, and Form 10-Q for the three months ended March 31, 1998, and the six months ended June 30, 1998, which were filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited condensed consolidated financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted pursuant to rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 30, 1998 and the consolidated results of their operations for the three and nine months ended September 30, 1998 and 1997 and consolidated cash flows for the nine months ended September 30, 1998 and 1997, have been included. The consolidated results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the full year.

     As of September 30, 1998, the Company had six apartment properties held for sale. Management has determined that such properties do not match the Company's long-term investment strategies (see Note 8).

     Comprehensive income is equivalent to net income for the three and nine months ended September 30, 1998 and 1997.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), which establishes standards for accounting and reporting for derivative instruments. The Statement is effective for periods beginning after June 15, 1999; however, earlier application is permitted. Management is currently not planning on early adoption of this Statement. See Note 4 for a discussion about the current evaluation of the impact of the Statement on the Company.

2.   Acquisitions and Dispositions

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

     On August 11, 1998, the Company acquired a 168-unit apartment property in Houston, Texas for approximately $9.9 million. The purchase was funded from cash flows from operations.

     On August 21, 1998, the Company purchased a 286-unit apartment property in Bedford, Texas for approximately $11.0 million. The purchase price was partially funded by assuming $8.3 million in variable rate, tax-exempt bond financing. The remaining purchase price was funded from cash flows from operations.

     On August 28, 1998, the Company acquired a 268-unit apartment property in Houston, Texas. The $9.5 million purchase price was funded through proceeds from the property dispositions and cash flows from operations.

     Dispositions

     On August 26, 1998, the Company disposed of four Dallas/Fort
Worth properties. The four properties, totaling 1,151 units, were sold for approximately $37.6 million, resulting in a net gain of approximately $6.7 million.

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

4.   Mortgage Notes Payable

     During the first nine months of 1998, the Company refinanced $45.5 million and $12.5 million of the Company's variable rate, tax-exempt mortgage indebtedness and extended the related mortgage loan and credit enhancement maturity to February 15, 2028 and January 15, 2023, respectively.

     On March 25, 1998, $78.1 million of conventional fixed-rate mortgage notes were refinanced with $110.0 million of fixed-rate debt, of which $80.0 million of such debt bears interest at 6.62% and matures in March 2007 and the remaining $30.0 million bears interest at 7.22% and matures in September 2016. Of the excess financing proceeds, $20 million was used to repay a portion of the Company's credit facility.

     On April 14, 1998, the Company repaid $7.2 million of variable rate indebtedness related to one property.

     In 1997, the Company entered into the forward treasury rate lock agreements shown below in anticipation of long-term debt financing related to the new debt incurred in connection with the acquisition of assets and business of Drever Partners, Inc. and its affiliates on October 1, 1997.




    Notional         Settlement         Reference        Reference
      Amount            Date              Yield          Treasury
    --------         ----------         ---------        ---------
 (in thousands)

    $ 75,000      November 23, 1998      5.8950%      5.750% due 11/30/02
      25,000      November 23, 1998      5.9600%      6.125% due 08/15/07
     175,000      November 20, 1998      6.5010%      5.625% due 05/15/08
    --------
    $275,000
    ========

     The Company anticipates extending these forward treasury rate locks and utilizing them in a $250 million debt financing in December 1998 and a $25 million debt financing in the first quarter of 1999. Any costs under these agreements related to refinancing debt will be amortized to interest expense over the terms of the related financing; however, if new debt financing is not obtained upon the extended settlement date, a loss will be recorded to operations at that time. As of November 3, 1998, the Company had a cost in unwinding these agreements of approximately $32.4 million.

5.   Stockholders' Equity and Minority Interests

     Minority Interests

     In connection with certain apartment property acquisitions, certain partnership subsidiaries of the Company have issued Common Operating Partnership ("OP") Units and Preferred OP Units which are exchangeable into the Company's common stock and 9.00% redeemable preferred stock, with detachable warrants, respectively. The holders of the Preferred OP Units are entitled to receive quarterly distributions of $0.5625 per unit and the holders of the Common OP Units are entitled to receive quarterly distributions equal to those paid on the Company's common stock. A portion of the Common OP Units that are exchangeable into 810,128 shares of the Company's common stock are entitled to receive quarterly distributions of a minimum of $369,000 in the aggregate. All OP Unit securities have been recorded as minority interests in the accompanying balance sheets. On June 15, 1998, an additional 20,621 Common OP Units were issued at a per unit price equal to the market price of the Company's common stock on such date ($24.50) to adjust the purchase price of the October 1, 1997 acquisition of the assets and business of Drever Partners, Inc. and its affiliates. As of September 30, 1998, the Company has purchased 12,237 Common OP Units and 1,696 Preferred OP Units, leaving 11,185,288 Common OP Units and 1,998,213 Preferred OP Units outstanding.

     Public Offering

     On February 19, 1998, the Company issued 323,232 shares of its common stock at $23.515 per share for net proceeds of approximately $7.6 million.

     Restricted Stock

     In February 1997, the Company adopted a Long-Term Incentive Plan to attract and retain individuals to serve as directors, officers and employees of the Company. Pursuant to this plan, the Company has issued 5,206 restricted shares of common stock ("Restricted Stock") during the nine months ended September 30, 1998, for $0.01 per share to two of its executive officers and its six outside directors. The shares issued vest ratably over a three-year and one-year period, respectively. Deferred compensation on the Restricted Stock was computed based upon the market value of the shares at the date of issuance. This deferred compensation is being amortized over the respective vesting periods.

Notes Receivable for Stock Purchases

     On February 17, 1998, the Company implemented a new stock purchase loan program allowing officers and key employees to purchase the Company's common stock at current market prices and to exercise vested stock options with the assistance of loans from the Company. Under this program, officers and key employees are eligible to purchase stock on March 1 and September 1 of each year in an aggregate amount of up to three times their annual salary.
A cash payment of 5% to 15% of the purchase price is required by the officer or key employee, depending upon the amount of the purchase, with the remainder loaned on a full recourse basis. Each loan is evidenced by a note with a five-year term, requiring quarterly payments of interest only at a fixed interest rate equal to the Company's current interest rate under its credit facility at the time the loan is executed. The loan is secured by a pledge of the shares of common stock purchased by each officer or key employee pursuant to such loan.

     On March 2, 1998, the Company issued loans to 25 officers and key employees under the stock purchase loan program in the amount of approximately $3.6 million, bearing interest at 7.0%. Such loans related to the purchase of 138,692 shares of the Company's common stock at $24.75 per share (the closing price of the common stock on the New York Stock Exchange for the previous trading day) and the exercise of 26,192 common stock options at a stock option grant price of $19.25 per share.

     On September 1, 1998, the Company issued loans to three officers and seven key employees under the stock purchase loan program in the amount of approximately $0.9 million, bearing interest at 7.0%. Such loans related to the purchase of 40,818 shares of common stock at $22.625 (the closing price of the Company's common stock on the New York Stock Exchange for the previous trading day).

     Shareholder Rights Plan

     On March 26, 1998, the Company adopted a shareholder rights plan (the "Plan") designed to assure that all stockholders receive fair treatment in the event of a proposed acquisition. The key provision of the Plan is a mechanism that will distribute, for each outstanding share of the Company's Common Stock, one right that becomes exercisable upon the occurrence of certain events.

     The Plan entails a dividend of one right for each outstanding share of the Company's common stock. Each right will entitle the holder to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, at an exercise price of $70.00 per share. The rights will trade with the Company's common stock until exercisable and will expire on April 20, 2008. The rights will not be exercisable until ten days following a public announcement that a person or group has acquired 15% or more of the Company's common stock or until ten business days after a person or group begins a tender offer that would result in ownership of 15% or more of the Company's common stock, subject to certain extensions by the Board. If either of these events occur, the holder will be eligible to purchase shares of the Company's common stock at a 50 percent discount. On April 20, 1998, the Company issued a dividend of one right for each share of common stock owned by stockholders of record as of April 7, 1998. Effective April 8, 1998, each share of the Company's common stock has one right attached to it.

Associate Stock Purchase Plan

     Effective April 1, 1998, the Company adopted an Associate
Stock Purchase Plan. This plan allows Company employees to purchase on a quarterly basis shares of the Company's common stock at a 15% discount.

     Stock Repurchase Program

     On June 4, 1998, the Company adopted a new Stock Repurchase Program. This new program authorizes the Company to purchase up to
2.5 million shares of the Company's common stock. This is in addition to the prior stock repurchase program, announced July 11, 1997, authorizing the Company to purchase up to 1.0 million shares of its common stock by December 31, 1998. As of September 30, 1998, the Company has repurchased approximately 1.0 million shares of its outstanding common stock (0.7 million shares in 1998), leaving 2.5 million shares authorized for repurchase under both programs. However, the Company will not repurchase additional shares under this program if the purchase would cause the total debt to total market capitalization of the Company to exceed 46%.

     Distributions

     In March, June, and September 1998, the Company paid distributions of $12.0 million, $12.3 million, and $12.0 million, respectively, to stockholders of record on February 18, 1998, May 18, 1998, and August 17, 1998, respectively. The common stockholders were paid $0.4825 per share; the 9.16% Convertible Redeemable Preferred Stockholders were paid $0.5725 per share and the 9.20% Senior Preferred Stockholders were paid $0.575 per share.

     The Company paid distributions of $5.4 million on the Common
OP Units (which represented $0.4825 per unit) and $1.1 million on the Preferred OP Units (which represented $0.5625 per unit) in March, June, and September, 1998.

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

     The following table presents information necessary to calculate basic and diluted net income per share for the three months and nine months ended September 30, 1998 and 1997 (in thousands, except per share amounts):

                                                          Three Months Ended   Nine Months Ended
                                                               September 30,       September 30,
                                                          ------------------   -----------------
                                                            1998      1997       1998     1997
                                                            ----      ----       ----     ----
Net Income for Basic and Diluted Computation:
  Income before extraordinary item and income
     allocated to minority interests                      $15,638   $ 6,171   $32,639   $18,591
  Extraordinary loss on debt extinguishment                    --        --      (104)       --
                                                          -------   -------   -------   -------
  Income before income allocated to minority
     interests . . . . . . . . . . . . .                   15,638     6,171    32,535    18,591
  Income allocated to minority interests                   (5,470)     (397)  (11,137)   (1,197)
                                                          -------   -------   -------   -------
  Net income . . . . . . . . . . . . . .                   10,168     5,774    21,398    17,394
  Preferred distributions. . . . . . . .                   (3,281)   (3,282)   (9,841)   (9,906)
                                                          -------   -------   -------   -------
  Net income available to common stockholders
     (basic and diluted net income per share
     computation). . . . . . . . . . . .                  $ 6,887   $ 2,492   $11,557   $ 7,488
Basic Net Income per Share:                               =======   =======   =======   =======
  Before extraordinary item, less preferred
     distributions . . . . . . . . . . .                  $  0.38   $  0.14   $  0.64   $  0.43
  Extraordinary loss on debt extinguishment                    --        --     (0.01)       --
                                                          -------   -------   -------   -------
Net income available to common stockholders               $  0.38   $  0.14   $  0.63   $  0.43
Diluted Net Income per Share:                             =======   =======   =======   =======
  Before extraordinary item, less preferred
     distributions . . . . . . . . . . .                  $  0.38   $  0.14   $  0.64   $  0.43
  Extraordinary loss on debt extinguishment                    --        --     (0.01)       --
                                                          -------   -------   -------   -------
  Net income available to common stockholders             $  0.38   $  0.14   $  0.63   $  0.43
Weighted Average Number of Shares Outstanding (a):        =======   =======   =======   =======
  Basic. . . . . . . . . . . . . . . . .                   18,077    17,741    18,281    17,468
  Dilutive effect of outstanding options                       93       129       144       148
                                                         --------   -------   -------   -------
  Diluted. . . . . . . . . . . . . . . .                   18,170    17,870    18,425    17,616
                                                         ========   =======   =======   =======
(a) Excludes the convertible preferred shares, warrants, Common OP
    Units (see Note 5) and 1,698,750 stock options, which are not dilutive at September 30, 1998.

7.   Pro Forma Statements of Income

     The following unaudited condensed pro forma information for the nine months ended September 30, 1998 and 1997 was prepared from the condensed consolidated financial statements of the Company by adjusting for the effect of the 1997 acquisitions of 21,467 apartment units at a cost of $799.2 million, the 1998 property acquisitions and dispositions described in Note 2 herein, and debt incurred in connection with these property acquisitions as if all of these transactions had occurred on January 1, 1997.

     The following information is not necessarily indicative of what the performance would have been had the Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company. (In thousands, except per share information.)

                                                                        Pro Forma
                                                                   -----------------
                                                                   Nine Months Ended
                                                                      September 30,
                                                                   -----------------
                                                                     1998         1997
                                                                     ----         ----
Revenues . . . . . . . . . . . . . . . . . . . . . . .               $ 207,720    $ 199,425
Expenses . . . . . . . . . . . . . . . . . . . . . . .                 183,205      183,457
                                                                     ---------    ---------
Income before extraordinary items and income allocated
to minority interests  . . . . . . . . . . . . . . . .                  24,515       15,968
                                                                     ---------    ---------
Extraordinary loss on debt extinguishment. . . . . . .                    (104)          --
                                                                     ---------    ---------
Income before income allocated to minority interests                    24,411       15,968
Income allocated to minority interests . . . . . . . .                  (8,176)      (5,120)
                                                                     ---------    ---------
Net income . . . . . . . . . . . . . . . . . . . . . .                  16,235       10,848
Preferred distributions. . . . . . . . . . . . . . . .                  (9,841)      (9,906)
                                                                     ---------    ---------
Net income available to common stockholders. . . . . .               $   6,394    $     942
                                                                     =========    =========
Basic net income per share . . . . . . . . . . . . . .               $    0.35    $    0.05
                                                                     =========    =========
Diluted net income per share . . . . . . . . . . . . .               $    0.35    $    0.05
                                                                     =========    =========

8.   Commitments and Contingencies

     On February 27, 1998, the Company entered into a joint venture agreement with The Grupe Company whereby The Grupe Company will construct, and the Company will later purchase, two Sacramento, California area properties with a combined total of 616 apartment units. The Company is committed to purchase 100% of the properties for approximately $47 million upon the completion of construction and the achievement of certain targeted net operating income amounts. This purchase is anticipated to occur sometime in late 1999.

     On July 29, 1998, the Company entered into an agreement to loan $5.0 million to The Greystone Group, Inc., an unrelated third-party, to purchase and develop a parcel of land in Chandler,Arizona. The loan bears an interest rate of LIBOR plus 1.50%, is secured by a mortgage loan on the property and a guarantee by The Greystone Group, Inc., and is generally due upon the earlier of completion of construction of the related apartment project and subsequent purchase by the Company or substitution of a third-party lender. The Company anticipates entering into a purchase agreement with The Greystone Group, Inc. in November 1998, whereby The Greystone Group, Inc. will construct a 272-unit apartment community on the
respective land.    The Company will be committed to purchase the property
for approximately $21.3 million upon completion of construction and the achievement of certain targeted occupancy levels, anticipated to occur sometime in late 1999.

     On August 11, 1998, the Company entered into an agreement with Allied Realty Services, Inc. (Allied) whereby Allied will construct and the Company will later purchase a 168-unit apartment property located in Houston, Texas, adjacent to the 168-unit apartment property purchased by the Company in August 1998. The Company is committed to purchase 100% of the property for approximately $10.5 million upon completion of construction and achievement of targeted occupancy levels, anticipated to occur sometime in early 1999.

     As of September 30, 1998, the Company had executed contracts to sell five of its properties held for sale, containing an aggregate of 838 units, for an aggregate sales price of $28.3 million. The closings are anticipated to occur in November 1998.

     9.   Subsequent Events

          On October 28, 1998, the Company refinanced $5.8 million of variable rate, tax-exempt mortgage indebtedness related to one of its properties. In connection with this refinancing, the Company paid down approximately $0.3 million of the outstanding loan amount and entered into a five year interest rate swap agreement with Morgan Guaranty Trust Company on the remaining $5.5 million. This agreement establishes a fixed interest rate of 3.74% on the $5.5 million indebtedness, thereby decreasing the impact of changes in interest rates on this debt.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

Results of Operations
---------------------

     The following discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1997. Such financial statements and information included in this Form 10-Q have been prepared to reflect the historical condensed consolidated operations of the Company for the three and nine months ended September 30, 1998 and 1997, and the condensed consolidated balance sheet data of the Company as of September 30, 1998 and December 31, 1997.

     The changes in revenues and expenses related to property operations during the three and nine months ended September 30, 1998 and 1997 are primarily the result of the increased number of apartment units owned due to acquisitions of additional multifamily properties by the Company, including 78 properties with a total of 18,118 units acquired from Drever Partners, Inc. and its affiliates on October 1, 1997. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

     The following financial and operating data (see Page 15) is provided as supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited except the balance sheet data as of December 31, 1997.

                       SUPPLEMENTAL FINANCIAL AND OPERATING DATA
                    (In thousands, except per share and property data)
                                          (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     ------------------    -----------------
                                        1998     1997      1998         1997
                                        ----     ----      ----         ----
OPERATING DATA
 Revenues
   Rental income . . . . . . . . . . .  $67,731   $34,701   $200,288   $ 99,288
   Other property income . . . . . . .    2,924     1,374      8,212      3,979
   Interest income . . . . . . . . . .      503       424      1,227      1,273
                                        -------   -------   --------   --------
     Total revenues. . . . . . . . . .   71,158    36,499    209,727    104,540
                                        -------   -------   --------   --------
  Expenses
   Property operating and maintenance    23,415    12,174     69,176     34,187
   Real estate taxes . . . . . . . . .    7,047     3,516     20,945     10,077
   General and administrative             3,059     1,723      8,760      5,117
   Interest. . . . . . . . . . . . . .   13,848     5,643     40,536     15,764
   Amortization. . . . . . . . . . . .      283       201        768        612
   Depreciation. . . . . . . . . . . .   14,564     7,071     43,599     20,192
                                        -------   -------   --------   --------
     Total expenses. . . . . . . . . .   62,216    30,328    183,784     85,949
                                        -------   -------   --------   --------
Operating Income . . . . . . . . . . . .  8,942     6,171     25,943     18,591
Gain on disposition of real property      6,696        --      6,696         --
                                        -------   -------   --------   --------
Income before extraordinary item and
income allocated to minority interests.. 15,638     6,171     32,639     18,591
Extraordinary loss on debt extinguishment    --        --       (104)        --
                                        -------   -------   --------   --------
Income before income allocated to
 minority interests. . . . . . . . . .   15,638     6,171     32,535     18,591
Income allocated to minority interests   (5,470)     (397)   (11,137)    (1,197)
                                        -------   -------   --------   --------
 Net income . . . . . . . . . . . . . .  10,168     5,774     21,398     17,394
    Preferred distributions . . . . . .  (3,281)   (3,282)    (9,841)    (9,906)
                                        -------   -------   --------   --------
 Net income available to common
    stockholders. . . . . . . . . . . . $ 6,887   $ 2,492   $ 11,557   $  7,488
                                        =======   =======   ========   ========
Distribution per share of common stock  $0.4825   $0.4825   $ 1.4475   $ 1.4475
                                        =======   =======   ========   ========
Basic weighted average number of
 common shares outstanding . . . . . .   18,077    17,741     18,281     17,468
                                        =======   =======   ========   ========

PROPERTY DATA
Total properties (at end of period). . . .  155        75        155         75
Total units (at end of period). . . . . .42,432    23,420     42,432     23,420
Total units (weighted average) . . . . . 42,709    23,344     42,742     22,527
Weighted average monthly property
revenue per unit  . . . . . . . . . .   $  551    $   515    $   542    $   509




                                                                  September 30,   December 31,
                                                                      1998           1997
                                                                      ----           ----
BALANCE SHEET DATA
Real estate assets, net (including real estate held for sale). . .  $1,452,632     $1,433,029
Mortgage notes payable, credit facility and term loan. . . . . . .     759,631        702,354
Minority interests . . . . . . . . . . . . . . . . . . . . . . . .     313,660        321,916
Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .     376,973        395,215


Comparison of Three Months and Nine Months Ended September 30, 1998
-------------------------------------------------------------------
to Three Months and Nine Months Ended September 30, 1997
--------------------------------------------------------

     The weighted average number of units owned for the third quarter of 1998 increased by 19,365 units, or 83.0%, from 23,344 units for the third quarter of 1997 to 42,709 units for the third quarter of 1998 as a result of the acquisition of additional properties. The portfolio had an average physical occupancy of 93.6% and 94.1% for the third quarter of 1997 and 1998, respectively.

     The weighted average number of units owned for the nine months ended September 30, 1998, increased by 20,215 units, or 89.7% from 22,527 units for the first nine months of 1997 to 42,742 units for the first nine months of 1998 as a result of the acquisition of additional properties. Total units owned at September 30, 1997 and 1998 were 23,420 and 42,432, respectively. The portfolio had an average physical occupancy of 92.9% and 93.4% for the first nine months of 1997 and 1998, respectively.

     The Company owned 62 properties with 20,400 units throughout both periods in 1998 and 1997 ("same store"). A summary of the historical operating performance for "same store" properties is as follows:

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                          ------------------               -----------------
                                                              1998    1997     % Change       1998       1997      % Change
                                                              ----    ----     --------       ----       ----      --------
Rental and other property revenue (in thousands)             $32,876   $31,793  3.4 %        $ 97,135    $ 94,298   3.0 %
Property operating expenses (in thousands)  (1)               14,087    13,710  2.7 %          41,555      40,030   3.8 %
                                                             -------   -------               --------    --------
Property operating income (in thousands)                     $18,789   $18,083  3.9 %        $ 55,580    $ 54,268   2.4 %
                                                             =======   =======               ========    ========
Average property occupancy . . . . . . . . . . . . . .        93.1 %    93.6 %  N/A            92.3 %      92.8 %   N/A
                                                             =======   =======               ========    ========
Average monthly revenue per unit . . . . . . . . . . .       $   537   $   519  3.4 %        $    529    $    514   3.0 %
                                                             =======   =======               ========    ========
Average annualized property operating and
   maintenance expenses per unit . . . . . . . . . . .       $ 2,133   $ 2,087  2.2 %        $  2,084    $  2,021   3.1 %
                                                             =======   =======               ========    ========
Average annualized real estate taxes per unit                $   629   $   601  4.7 %        $    632    $    596   6.0 %
                                                             =======   =======               ========    ========
Operating expense ratio. . . . . . . . . . . . . . . . . .    42.8 %    43.1 %  N/A            42.8 %      42.5 %   N/A
                                                             =======   =======               ========    ========
(1)  Consists of property operating and maintenance and real estate tax expenses.


     The operating performance of properties not owned throughout both periods in 1998 and 1997 is summarized as follows:

                                                  Three Months Ended         Nine Months Ended
                                                     September  30,              September 30,
                                                  ------------------         -----------------
                                                     1998      1997           1998        1997
                                                     ----      ----           ----        ----
Rental and other property revenue (in thousands)   $ 37,779  $ 4,282       $111,365   $ 8,969
Property operating expenses (in thousands)  (1)      16,375    1,980         48,566     4,234
                                                   --------  -------       --------   -------
Property operating income (in thousands)           $ 21,404  $ 2,302       $ 62,799   $ 4,735
                                                   ========  =======       ========   =======
Weighted average number of units . . . . . .         22,309    2,944         22,342     2,127
                                                   ========  =======       ========   =======
Average physical occupancy . . . . . . . . .         94.9 %   93.5 %         94.5 %    93.0 %
                                                   ========  =======       ========   =======
Average monthly revenue per unit . . . . . .       $    564  $   485       $    554   $   469
                                                   ========  =======       ========   =======
Average annualized property operating and
  maintenance expenses per unit. . . . . . .       $  2,248  $ 2,079       $   2,225  $ 2,050
                                                   ========  =======        ========  =======
Average annualized real estate taxes per unit      $    688  $   613       $     673  $   604
                                                   ========  =======        ========  =======
Operating expense ratio  . . . . . . . . . .         43.3 %   46.2 %          43.6 %   47.2 %
                                                   ========  =======        ========  =======
(1)Consists of property operating and maintenance and real estate tax expenses.


      General and administrative expenses increased $1,336,000 for the third quarter of 1998, or 77.5%, from $1,723,000 for the third quarter of 1997 to $3,059,000 for the third quarter of 1998. This represented a per unit decrease of $9, or 3.1%, on an annualized basis. General and administrative expenses increased $3,643,000 for the first nine months of 1998, or 71.2%, from $5,117,000 for the first nine months of 1997 to $8,760,000 for the first nine months of 1998. This represents a per unit decrease of $30, or 9.8%, on an annualized basis. This per unit decrease is primarily due to increased operating efficiencies. The increases in general and administrative expenses were primarily due to increased properties owned which resulted in increased salary costs and occupancy costs for additional corporate and regional office space.

     Interest expense increased $8,205,000 for the third quarter of 1998, or 145.4%, from $5,643,000 for the third quarter of 1997 to $13,848,000 for the second quarter of 1998. Interest expense increased $24,772,000 for the first nine months of 1998, or 157.1%, from $15,764,000 for the first nine months of 1997 to $40,536,000 for the first nine months of 1998. The increases were primarily due to indebtedness incurred in connection with properties acquired during 1997 and 1998.

     Depreciation expense increased $7,493,000 for the third quarter of 1998, or 106.0%, from $7,071,000 for the third quarter of 1997 to $14,564,000 for the third quarter of 1998. Depreciation increased $23,407,000 for the first nine months of 1998, or 115.9%, from $20,192,000 for the first nine months of 1997 to $43,599,000 for the first nine months of 1998. The increases were due to depreciation on additional properties acquired and capital improvements on existing properties.

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

     During the first nine months of 1998, the Company had cash flows from operating activities of $59.2 million, proceeds from the sale of four properties of $36.7 million, and proceeds from stock issuances of $14.2 million, including $4.9 million from its dividend reinvestment plan. These funds, in addition to $42.2 million of net proceeds from mortgage notes and the Company's credit facility, were used during the period primarily to pay for $27.5 million of the total acquisition cost of five apartment properties (containing 1,098 units), distributions to stockholders and unit holders of $55.8 million, capital improvements to properties of $45.1 million, financing costs of $3.4 million, principal payments of $4.1 million, and the purchase of 731,500 shares of the Company's common stock for $17.8 million. As a result, the Company had a net decrease in cash of $2.1 million.

     The Company has a $150 million unsecured credit facility (the "Credit Facility"), which expires in February 1999. The Credit Facility has been used to finance property acquisitions, including capital improvements, and to meet short-term liquidity requirements. As of September 30, 1998, the funds available to the Company under the Credit Facility were $43.6 million, subject to certain borrowing base and other customary covenants.

     Net cash provided by operating activities increased $26.8 million for the first nine months of 1998 compared to the same period in 1997. Cash flow from operating activities before changes in operating accounts increased $31.8 million, primarily due to an increased number of units owned, which was offset by a $5.0 million decrease in the net effect of changes in operating accounts. The net decrease in operating accounts resulted primarily from an increase in the funding of escrow deposits, a decrease in accounts payable, and an increase in the payment of real estate taxes.

     Net cash used in investing activities decreased $42.2 million for the first nine months of 1998 compared to the same period in 1997, primarily due to proceeds received from the disposition of properties. During the first nine months of 1998, the Company received net proceeds of approximately $36.7 million from the disposition of four properties, containing an aggregate of 1,151 units. The Company purchased 1,098 units and assumed $19.1 million in mortgage indebtedness in the first nine months of 1998 compared to purchasing 2,013 units and assuming $6.9 million in mortgage indebtedness during the same period in 1997; resulting in a decrease in cash paid for the purchase of real estate assets of $27.5 million. The net decrease in cash used was partially offset by a $21.9 million increase in cash paid for real estate asset additions. During the first nine months of 1998, the Company's capital expenditures were $45.1 million, compared to $23.2 million during the same period in 1997. The capital expenditure increase in 1998 is a result of non-recurring interior upgrades and exterior enhancements on "same store" properties, non-recurring rehabilitation costs on acquisition properties, and increased recurring capital expenditures, including carpet and appliances, resulting from an increased number of properties.

     Net cash provided by financing activities decreased $46.2 million for the first nine months of 1998 compared to the same period in 1997. The decrease is primarily due to increased distributions to stockholders and minority interest holders, the repurchase of 731,500 shares of the Company's common stock for an aggregate price of $17.8 million in 1998, and an $11.5 million decrease in proceeds received from the issuance of common stock.

     The Company intends to meet its short-term liquidity requirements, including capital expenditures related to maintenance and improvements of its properties, through cash flow provided by operations and when necessary will utilize unused portions of its Credit Facility to meet working capital needs. Historically, the cash provided by operating activities has been adequate to meet both its operating requirements and distribution payments; however, the Company's current repositioning program will require borrowings under the Credit Facility to fund capital improvements. These amounts include certain costs incurred under the repositioning program and recurring and non-recurring capital expenditures on properties which have not been placed in the repositioning program, but where the Company has determined that certain smaller scale improvement items would be beneficial in enabling the Company to achieve increased rental rates. During the first nine months of 1998, the Company spent $19.6 million for recurring and non-recurring capital items, $20.5 million for repositioning and acquisition rehabilitation costs, and loaned $5.0 million for the development of two apartment properties
(see Note 8 to the accompanying condensed consolidated financial statements). The Company anticipates incurring $4.2 million for recurring and non-recurring capital expenditures and $10.3 million for repositioning and acquisition rehabilitation properties during the remainder of 1998.

     The Company expects to meet its long-term liquidity requirements, such as refinancing mortgage indebtedness and property acquisitions, including capital improvements on property acquisitions through long-term borrowings, both secured and unsecured, and the issuance of debt or equity securities.

     As of September 30, 1998, the Company had outstanding indebtedness in the aggregate principal amount of $759.6 million, consisting of fixed rate debt of $404.6 million and variable rate debt of $355.0 million. The weighted average interest rate and weighted average years to maturity on the Company's outstanding indebtedness at September 30, 1998 were approximately 7.3% and 7 years, respectively.

     The Company's outstanding indebtedness matures as shown in the following table (in thousands).
                           Principal      Balloon
          Year             Reduction      Payments        Total
          ----            ----------      --------       --------
          1998            $   1,535       $205,750       $207,285
          1999                6,336         99,835        106,171
          2000                6,779          7,067         13,846
          2001                5,770         67,952         73,722
          2002                5,879             --          5,879
          2003                5,981         23,207         29,188
          Thereafter         99,339        224,201        323,540
                          ---------       --------       --------
          Total           $ 131,619       $628,012       $759,631
                          =========       ========       ========

     The balloon payment due in 1998 is primarily due to the Company's $200 million unsecured term loan which matures on December 15, 1998. The Company anticipates borrowing $250 million in secured transactions, with terms ranging from five to ten years, to repay the term loan with any remaining proceeds used to repay the unsecured Credit Facility. In connection with obtaining secured financing, the Company anticipates unwinding its forward treasury rate lock agreements
(see Note 4 to the accompanying condensed consolidated financial statements). The remaining $5.8 million is variable rate, tax-exempt mortgage indebtedness which was refinanced on October 28,1998
(see Note 9 to the accompanying condensed consolidated financial statements).

     The $99.8 million balloon payment in 1999 is primarily due to the Company's $150 million unsecured Credit Facility ($91.5 million outstanding at September 30, 1998), which matures on February 9, 1999. The Company is currently negotiating the terms to extend the maturity of the Credit Facility at least one year.

Funds from Operations
---------------------

     Management of the Company generally considers funds from operations ("FFO") an appropriate measure of the performance of an equity real estate investment trust. FFO is defined as net income (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and income allocated to minority interests. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented herein. FFO does not represent cash generated from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company's performance, or as an alternative to cash flow (determined in accordance with generally accepted accounting principles) as a measure of liquidity.

     The Company calculates FFO in a manner consistent with that recommended by the National Association of Real Estate Investment Trusts; however, the Company's FFO is not necessarily comparable to similarly entitled items reported by other REITs. FFO for the three months and nine months ended September 30, 1998 and 1997 are as follows (unaudited):

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                       ------------------            -----------------
                                                       1998          1997               1998       1997
                                                       ----          ----               ----       ----
Funds from operations:
  Net income available to common stockholders            $ 6,887   $ 2,492            $11,557    $ 7,488
  Preferred distributions (1). . . . . .                     980       982              2,940      3,006
  Income allocated to minority interests (2)               4,345       397              7,762      1,197
  Gain on disposition of real property                    (6,696)       --             (6,696)        --
  Extraordinary loss on debt extinguishment                   --        --                104         --
  Depreciation of real estate assets                      14,387     7,002             43,166     20,011
                                                         -------   -------            -------    -------
     Funds from operations . . . . . . .                 $19,903   $10,873            $58,833    $31,702
                                                         =======   =======            =======    =======
Cash flows provided by (used in):
  Operating activities . . . . . . . . .                 $27,648   $ 9,172            $59,209    $32,420
  Investing activities . . . . . . . . .                 (10,684)  (10,898)           (35,973)   (78,195)
  Financing activities . . . . . . . . .                 (15,847)      668            (25,352)    20,815


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

Year 2000 Conversion
--------------------

     Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to disruptions in the Company's operations (commonly referred as the "Year 2000" issue). The Company has identified three of its primary systems which are vulnerable to the Year 2000 issue:

     (1) General Ledger/Accounts Payable System. The current system is not Year 2000 compliant. The installation of and conversion to a new system, which has been warranted to be Year 2000 compliant, was accomplished in October 1998. The cost of the new system is expected to be approximately $900,000, of which approximately $675,000 has been incurred to date.

     (2) Payroll. The Company processes its payroll through ADP, an outside payroll vendor. ADP's current payroll processing system is not Year 2000 compliant, however, ADP does have a software version that is Year 2000 compliant. The Company is currently evaluating ADP's Year 2000 compliant software, as well as other payroll vendors and expects to have selected a software package which is Year 2000 compliant and have the system converted and tested by the end of the first quarter of 1999. The cost to complete the payroll conversion is anticipated to be between $100,000 and $300,000, depending primarily on whether the Company continues to use an outside vendor or converts to an in-house package.

     (3) On-Site Accounting. The Company processes its on-site accounting (rent roll activities) on AMSI. The AMSI version which the Company currently uses is Year 2000 compliant.

     The Company has additionally identified those vendors it believes could have an impact on its day-to-day operations and has developed a short questionnaire regarding the vendor's Year 2000 status. These vendors, consisting primarily of financial institutions, will be contacted before January 1, 1999, to determine their Year 2000 status.

     The Company fully anticipates its internal systems will be Year 2000 compliant as all systems other than payroll have been modified or replaced. In the event a new payroll system cannot be implemented, the Company will continue to use an upgraded, Year 2000 compliant ADP system. In the event a vendor's systems will not be Year 2000 compliant, the Company will assess the potential risk and, to the extent it is feasible, transfer its business to alternate vendors.

     The Company will utilize both internal and external resources to reprogram, replace and test its systems for Year 2000 modifications. The Company anticipates completing the Year 2000 project by the first quarter of 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's operations.

     The cost of Year 2000 compliance and the estimated date of completion of necessary modifications is based on the Company's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------
     Not Applicable.

PART 2.                      OTHER INFORMATION

  Item 1.     Legal Proceedings

     None.

  Item 2.     Changes in Securities

     None.

  Item 3.     Defaults Upon Senior Securities

     None.

  Item 4.     Other Information

     None.

  Item 5.     Exhibits and Reports on Form 8-K

     (a)  Exhibits

       12.1 Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Stock Dividends

       27    Financial Data Schedule

     (b)  Reports

       Form 8-K was filed for the Company's 401(k) Plan on October 15, 1998 to report the change in fiscal year from a year ending on September 30 to a calendar year basis.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Walden Residential Properties,
Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WALDEN RESIDENTIAL PROPERTIES, INC.



                              By:  / s /     Marshall B. Edwards
                                  ------------------------------
                                 Marshall B. Edwards
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Walden Residential Properties, Inc. and in the capacities and on the dates indicated.


      Signatures                             Title                                    Date
      ----------                             -----                                    ----
/ s /Michael A. Masterson         Chairman of the Board of Directors             November 12, 1998
-------------------------
Michael A. Masterson


/ s / Marshall B. Edwards         President, Chief Executive Officer
-------------------------         and Director (Principal Executive Officer)     November 12, 1998
Marshall B. Edwards

/ s / Mark S. Dillinger           Executive Vice President, Chief
-------------------------         Financial Officer and Director
Mark S. Dillinger                 (Principal Financial and Accounting Officer)   November 12, 1998













                           EXHIBIT INDEX

    Exhibit No.           Description

      12.1                Computation of Ratio of Earnings to
                          Combined Fixed Charges and Preferred
                          Stock Dividends

       27                 Financial Data Schedule

