Form 10-K405
period 1998-12-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1999-03-30
CIK 913280

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 1-12592

                       WALDEN RESIDENTIAL PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)

                       MARYLAND                             75-2506197
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            5080 SPECTRUM DR., SUITE 1000E
                    ADDISON, TEXAS                          75001-6410
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

           9.00% Redeemable Preferred Stock,                            New York Stock Exchange
                    $.01 Per Value

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

                        YES [X]               NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $394,159,851 at March 3, 1999.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 3, 1999 WAS
24,136,680.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission related to the Company's 1999 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Walden Residential Properties, Inc. (the "Company") is a Dallas, Texas-based real estate investment trust ("REIT") focused on middle income multifamily properties located primarily in selected Southwestern and Southeastern metropolitan areas. The Company is a Maryland corporation which was formed on September 29, 1993, with a perpetual duration of existence, to continue and expand the multifamily property ownership, management, acquisition and marketing operations and related business objectives and strategies of The Walden Group, Inc. and its subsidiaries and affiliates (collectively, the "Walden Predecessors"). The Company owned and operated 150 multifamily properties (the "Properties") as of December 31, 1998, containing 41,594 apartment units. Approximately 92% of the Properties are located in the Houston, Dallas/Fort Worth, Austin, Phoenix, Nashville, Jacksonville, Tampa, San Antonio, Tulsa, Atlanta, Salt Lake City and San Diego areas (the "Target Markets"), with the remaining Properties primarily located in other areas in the Southwest and Southeast regions of the United States. Of the total units owned, 28% are located in Houston (in 14 different submarkets), and 26% are located in Dallas/Fort Worth (in 20 different submarkets). The Properties had a weighted average physical occupancy rate of approximately 93.6% for 1998 and 92.7% for the month of February 1999. The Company's real estate assets are operated with the same long-term objectives and therefore are viewed as a single operating segment.

         Upon completion of the Company's initial public offering on February 9, 1994 (the "IPO"), the Company purchased the multifamily operations of the Walden Predecessors, including 18 properties containing 5,895 apartment units (of which five properties consisting of 1,275 units have been sold) and concurrently purchased two additional properties containing 448 apartment units, one of which was owned by a third party and the other of which was principally owned by the Walden Predecessors (collectively, the "Original Properties"). Since the consummation of the IPO, the Company has acquired 151 properties (the "Acquisition Properties") (of which ten properties consisting of 2,479 units have been sold and six properties were combined in 1997 with certain other properties owned to achieve operating efficiencies) containing an aggregate of 39,005 apartments units, for an aggregate acquisition cost of $1.4 billion. In connection with one property acquired in December 1996, the Company acquired approximately 81 acres of adjacent undeveloped land in Nashville, Tennessee for $4 million. The Company intends to sell tracts of the land over a period of time to a developer of single family homes. Management believes that these acquisitions are consistent with its core acquisition strategy of acquiring well located garden apartment properties at prices less than replacement costs, which serve middle income residents and can benefit from the Company's comprehensive management and enhancement programs.

         On October 1, 1997, the Company acquired the assets and business of Drever Partners, Inc. and its affiliates (collectively, "Drever"), a private real estate management company based in San Francisco and Houston. This transaction included the acquisition by the Company of 18 partnerships, for which Drever was the general partner, which owned 79 apartment properties with 18,118 units. The 79 properties are included in the 151 properties acquired by the Company since its IPO. Pursuant to an Exchange Agreement with Drever, the consideration exchanged by the Company consisted of approximately $95 million of cash, the assumption of $286 million of mortgage debt (of which the Company repaid $119 million with proceeds from an unsecured term loan and its unsecured credit facility) and approximately $304 million of operating partnership units (the

"Common OP Units" and "Preferred OP Units", collectively the "Units") issued by a newly-formed operating partnership subsidiary of the Company, Walden/Drever Operating Partnership, L.P. ("WDOP"), to the shareholders and partners of and equity participants in Drever. The Units became exchangeable on October 1, 1998, into an aggregate of 10,326,284 shares of the Company's common stock (4,899,365 Common OP Units remained outstanding at December 31, 1998), 1,999,909 shares of the Company's 9.00% Redeemable Preferred Stock (714,440 Preferred OP Units remained outstanding at December 31, 1998) and 6,666,363 Series B Warrants, all of which are outstanding at December 31, 1998, (each of which is exercisable for one-third of one share of the Company's common stock at $26.875 per share). The 9.00% Redeemable Preferred Stock and the Preferred OP Units are redeemable at the option of the Company in 10 years at a redemption price of $25 per share or unit.

         On December 27, 1998, the Company entered into an agreement to invest $55 million (of which $18 million was invested as of December 31, 1998) to purchase preferred membership units of GGL Ventures LLC ("GGL"), a newly formed entity controlled by a group of entities owned by a member of the Company's board of directors. GGL was formed to acquire 17 apartment properties located primarily in Georgia, of which seven properties were purchased on December 27, 1998. The Company currently manages on a fee basis the seven properties acquired by GGL in 1998 and is to manage the other ten properties once they have been acquired.

         The Company's executive offices are located at 5080 Spectrum Dr., Suite 1000E, Addison, Texas 75001-6410. The telephone number is (972) 788-0510.

BUSINESS STRATEGIES

         The Company's primary business objective is to maximize stockholder value by maintaining long-term growth in funds from operations for distributions to its stockholders. To achieve this objective, the Company will focus on maximizing the internal growth of its expanded portfolio through property management and resident services, continuation of its property enhancement program, acquisition of garden apartment properties that have strong cash flow growth potential and are located in the Company's Target Markets, and implementation of programs to reduce general and administrative expenses. Specifically, the Company intends to implement the following business strategies:

         Increased Property Cash Flow. The Company will continue to produce a level of service that is successful at resident retention and focused on increasing occupancy and rental rates. The Company also anticipates increasing its cash flow by controlling operating expenses and implementing programs to generate ancillary income (such as cable, telephone and laundry).

         Property Enhancement Program. The Company will continue its property enhancement program to upgrade the physical appearance of its properties. This program generally consists of one of two components. The first component is limited to unit interior upgrades, such as: appliances, lighting, bathroom fixtures and doors, cabinets, countertops, mirrors, ceiling fans, mantels and trim. The second component is a property repositioning program, which is a complete property enhancement of both the interior and exterior of a property. Repositioning programs include the unit interior upgrades discussed above, as well as interior and exterior clubhouse renovation, access gates, exterior lighting, signs, landscaping and building exterior work including facades and shutters.

Property enhancements are expected to generate high yields through increased rental rates and resident retention. By reinvesting in its properties, the Company expects to set them apart from deteriorating, similar aged properties and increase their competitiveness with newly constructed units that are generally available at considerably higher rates. During 1998, the Company initiated repositioning programs for 23 properties, spending $10.4 million. An additional $7.3 million was spent in 1998 on unit interior upgrades.

         Sale of Properties. Through the Company's asset management function, properties are routinely evaluated to determine that optimal operating results are achieved. In connection with this evaluation, properties may be targeted for disposition once a determination is made that such properties have achieved their maximum investment return. In addition, certain properties not located in the Company's core markets may be targeted for disposition. Since its IPO, the Company has sold 15 properties, containing 3,754 apartment units.

         The Company has targeted eight to ten properties for disposition in 1999, one of which was reflected as held for sale at December 31, 1998 and had an executed sales contract in February 1999. The targeted sales would result in estimated proceeds of approximately $60 million, which will be used to fund the Company's commitments for capital expenditures and its GGL investment and to repay a portion of the Company's unsecured credit facility (the "Credit Facility").

         Acquisitions. The Company also seeks to increase its funds from operations by acquiring multifamily properties that have prospects for long-term growth and can be purchased at prices substantially below replacement cost. Following the IPO, the Company has engaged in an active acquisition program, acquiring 151 multifamily properties, containing 39,005 apartment units (including the Drever transaction of 79 properties consisting of 18,118 units in 1997). Due to current limitations on the Company's borrowing capacity and status of the debt and equity markets, the Company will be limited in its acquisition activities. As a result, the Company does not anticipate acquiring properties in 1999 unless it is able to sell existing properties in excess of the planned $60 million of dispositions. Any acquisition efforts would be in the Target Markets due to the attractive demographics of these markets and the opportunity to gain operating efficiencies.

         New Development. Selective development of new apartment properties in our Target Markets will become increasingly important to the growth of the Company's portfolio over the next several years. Properties will be selected for development that meet an identified market demand, are well located in their markets and have an anticipated total return in excess of that projected for acquisition properties.

         Corporate Restructuring. The Company recently announced a corporate restructuring plan which is expected to reduce ongoing general and administrative expenses by approximately $1 million annually. The key components of this plan include closing the corporate office in Houston, Texas, consolidating all of the corporate functions at the Dallas, Texas headquarters, realigning the corporate departments to provide more cost-effective operations, and reducing staff in several areas. The costs associated with the corporate restructuring are estimated to be approximately $1 million, which will be reflected as an unusual charge in the first quarter of 1999.

PROPERTY MANAGEMENT

         The Company conducts its property management operations with an experienced staff of professionals and support personnel, including property directors and sales directors. The depth of the organization is intended to enable the Company to deliver quality services on an uninterrupted basis, thereby promoting resident satisfaction and improving resident retention. Each of the Properties is operated by a staff specifically selected based on the size, location, age, management plan and marketing plan of the individual property. Personnel are carefully trained in their areas of responsibility by Senior Vice Presidents and Regional Vice Presidents for property management functions and by senior marketing and construction personnel for property marketing and leasing, resident relations and maintenance.

         The Company's standardized policies and procedures specify reporting requirements and management guidelines which are to be applied at each property. These policies and procedures facilitate management consistency in all markets. The Company uses customized software programs, including an on-site computerized rent roll system, to provide site, regional and executive management with rapid access to all marketing and accounting information. Weekly marketing reports are prepared by on-site property directors which track each property's leasing status, occupancy rate, prospective resident traffic, unit availability, lease renewals, residents moving in and out of apartments, notices by residents to vacate their apartments and delinquent rental charges or other fees. Accounting elements such as receivables, payables, rent roll status and budget compliance are regularly monitored through this system.

         Marketing and leasing activities and procedures are designed to comply with all established Federal, state and local laws and regulations. The Company generally offers leases having six to 12 month terms, with individual property marketing plans structured to respond to local market conditions. Qualifying standards for prospective residents are established to comply with the affordable housing restrictions placed on certain of the Properties, the Fair Housing Amendments Act of 1988 (the "FHA") and the regulations thereunder and are designed to stabilize service levels and income streams. The Company has 15 properties which are currently subject to restrictions that require a specified number of apartments be offered to households with lower or moderate incomes. The Company utilizes standard lease contracts promulgated by local apartment associations to ensure compliance with the most recent legislative and judicial activities related to multifamily properties, as well as to permit uniform lease administration relating to rent collections, security deposit dispositions, evictions, repairs and renewals.

EMPLOYEES

         As of March 12, 1999, the Company had 1,243 employees, of which 179 are located at the Company's headquarters in Dallas, Texas and its regional offices located in Atlanta, Austin, Dallas, Fort Worth, Houston, Jacksonville, Phoenix, San Antonio, Tampa and Tulsa. The remaining 1,064 employees are located at the properties owned by the Company and those fee managed. None of the Company's employees are currently represented by a union. The Company believes that relations with its employees are good.

COMPETITION

         The Properties compete directly with other multifamily properties and single family homes that are available for rent in markets in which the Properties are located. In addition, the Properties also compete directly with new and existing home markets for residents. The Properties compete on the basis of location, apartment quality and rental rates. Such competition could have a material effect on the Company's ability to lease units at its Properties or at any newly acquired properties and on the rents charged.

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

         Americans with Disabilities Act. The Properties and any newly acquired or developed multifamily properties must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that the Properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Properties where such removal is readily achievable. The ADA does not, however, consider residential properties, such as multifamily properties, to be public accommodations or commercial facilities, except to the extent that portions of such facilities, such as leasing offices, are open to the public. The Company obtained structural reports from third-party consultants specifying modifications to certain of the Properties that needed to be made in order to bring such properties into full compliance with the ADA. The Company has substantially completed such modifications.

         Fair Housing Amendments Act of 1988. The FHA requires multifamily properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. Substantially all of the Company's Properties were occupied prior to March 13, 1990. Any current or future new development properties will comply with FHA requirements.

         Affordable Housing Restrictions. The Company has 15 properties which are subject to restrictions requiring that a specified percentage of the apartment units in such properties be offered to households with lower or moderate incomes. Currently, 71% of the total number of apartment units in these 15 properties, or 9% of the total number of the Company's apartment units, are subject to such restrictions. Generally, these provisions originated from the use of tax exempt financing in those instances where it was determined that the benefits of the lower interest rate associated with such financing offset the potential reduction of rental income resulting from such rental restrictions.

The 15 regulated properties are:


 o  Colorado Club               o  James Pointe          o  Meadow Glen
 o  Reflections of Highpoint    o  Remington Hill        o  Remington at Ponte Verdra
 o  Sierra Springs              o  South Pointe          o  Stillwater
 o  Summer Meadows              o  Summers Crossing      o  Windsor Park
 o  Winridge                    o  Woodstone             o  Terra Vida

         In addition, one of these properties is subject to limits on the amount of rent that can be charged for certain of the apartment units. The Company believes it is in compliance with these restrictions. These restrictions have not had a material adverse effect on the Company's operations or ability to rent the units, and management does not anticipate that such restrictions will have a material adverse effect on future operations or possible sales of the 15 properties in the future.

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

         All of the Properties have been the subject of environmental assessments, which are intended to reveal information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The environmental assessments generally include a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos and equipment containing polychlorinated biphenyl and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations.

         Environmental assessments of all of the Properties have revealed elevated lead content in the drinking water at three of the Properties and ACMs at 67 of the Properties (some of which is "friable", or easily crumbled, but in good and manageable condition).The Company has implemented an operations and maintenance program which establishes procedures to be followed in dealing with ACMs if they are moved or otherwise disturbed. The cost to the Company resulting from any future disturbance of the ACMs will depend upon the magnitude of the disturbance and the location of the ACMs. Although the Company does not believe any remedial action is required, it is currently either taking action, or determining the most effective remedial action to take, with respect to the elevated lead levels in the water of the three properties. The Company anticipates any such remedial action will cost between $760,000 and $780,000 in the aggregate, which amount will be capitalized when incurred. The costs are expected to be funded through cash flow from operations.

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

ITEM 2.  PROPERTIES

         The Company's Portfolio. As of December 31, 1998, the Company's portfolio consisted of 150 multifamily properties containing 41,594 apartment units located in 11 states. The Properties are generally comprised of two and three-story buildings in landscaped settings and generally include such amenities as a clubhouse, swimming pool, laundry facilities and cable television access. Certain of the Properties offer additional amenities such as saunas, whirlpools, exercise facilities, tennis courts and covered parking. The Properties contain an average of 277 apartment units, with the largest property containing 994 apartment units. The apartment units have an average size of 787 square feet. The Properties were built between 1968 and 1998 and have a weighted average age by number of apartment units of approximately 14 years.

The Properties are concentrated in the following markets:

                          Number           Number         Percent
Location              of Properties      of Units     of Total Units
--------              -------------      --------     --------------
Houston                     49             11,723          28.18%
Dallas/Fort Worth           37             10,887          26.17%
Austin                      11              3,216           7.73%
Phoenix                      7              2,360           5.67%
Nashville                    4              1,858           4.47%
Jacksonville                 5              1,748           4.20%
Tampa                        7              1,904           4.58%
San Antonio                  5              1,146           2.76%
Tulsa                        3              1,008           2.42%
Atlanta                      4              1,002           2.41%
Salt Lake City               2                768           1.85%
San Diego                    3                480           1.15%
                          ----           --------        -------
     Subtotal              137             38,100          91.59%
Other Markets (a)           13              3,494           8.41%
                          ----           --------        -------
     Total                 150             41,594         100.00%
                          ====           ========        =======

(a)  Represents properties in six different states.

         No single property accounts for greater than 3% of the Company's total revenues. The Properties had a weighted average physical occupancy of 93.6% for 1998 and 92.7% for the month of February 1999. Resident leases are generally for six to 12 month terms and often require security deposits. The Properties are located in mature, developed neighborhoods. Management believes the Properties are well built and have been well maintained.

         Repair and Maintenance Expenses. The Company has adopted a policy of expensing all maintenance and non-major, recurring repair and replacement items, with the exception of carpet replacement which, as of July 1, 1996, is capitalized on a prospective basis. Such maintenance expense items include, but are not limited to, landscaping, pest control, electrical, plumbing, cleaning units, interior painting of the units, window blinds, and pool and recreation facility maintenance. Non-major expense items include but are not limited to roofing and exterior painting under approximately $10,000. Repair and maintenance expenses for 1998 were approximately $22.3 million, or $522 per weighted average unit. In comparison, repair and maintenance expenses for 1997 were approximately $13.0 million, or $477 per weighted average unit. Repair and maintenance expenses for 1999 are budgeted to be $21.5 million, or $517 per unit.

         Capital Expenditures. The Company capitalizes all major repairs and replacements which are not considered part of the normal maintenance of the Properties or turnover of an apartment unit. As of July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets, on a prospective basis ($864,000 was capitalized in 1996 which would have been expensed under the old policy). The Company believes that this accounting policy change is preferable because it is consistent with policies currently being used by the majority of the largest publicly traded apartment REITs and provides a better matching of expenses with the related benefit of the expenditures. In addition, the Company capitalizes non-recurring items such as access gates and carports initially installed on the property. The Company also capitalizes all deferred maintenance items of an acquisition property which are planned at the time of acquisition to bring the property to satisfactory operating condition. Such renovation of an acquisition property generally takes six to 18 months to complete, depending on the magnitude of the renovations.

         The Company's management believes that asset quality is one of the most important characteristics of an apartment property. Asset quality can be significantly improved by repositioning the asset through capital improvements that create an attractive, upscale residential appearance, like building facades or enhancements that improve with age, such as landscaping enhancements. The Company's repositioning program includes professional design of exterior buildings and clubhouse interiors. This program also includes interior upgrades such as modern lighting, wall mirrors and crown molding. All of these capital improvements help distinguish the Properties from their aging contemporaries. The economic justification for the Company's repositioning program is the anticipated higher yield on the total cost of a property, which should be achieved through higher occupancy and rental rates.

         For the year ended December 31, 1998, the Company spent approximately $7.5 million related to the funding of new development projects and $64.2 million on capital expenditures to its Properties. Following is a summary by type of expenditure (in thousands):

Funding of new development projects................................................                 $ 7,523
Normal recurring capital expenditures ($545 per unit)..............................                  22,903
Non-recurring capital expenditures ................................................                  13,694
Acquisition renovation costs (for properties acquired in 1997
       and 1998) ..................................................................                   9,891
Repositioning program (including $7,305 for unit
       interior upgrades ..........................................................                  17,699
                                                                                                    -------
       Total ......................................................................                 $71,710
                                                                                                    =======


         The average cost of $545 per unit in 1998 for normal recurring capital expenditures is approximately $150 per unit higher than the estimated reserve necessary for the Company to maintain its properties. During 1998, management's review of its properties determined that a significant amount of capital improvements was necessary on numerous properties. The majority of this work was completed in 1998, resulting in the increased average cost per unit. The Company has projected its recurring capital expenditures for 1999 to be $374 per unit (see below).

         For 1999, the Company has budgeted total capital expenditures of $42.0 million. The breakdown by type of capital expenditure is as follows (in thousands):

Normal recurring capital expenditures ($374 per unit) ...............    $15,157
Non-recurring capital expenditures...................................      8,810
Acquisition renovation costs (for properties acquired in 1998).......      2,523
Repositioning program capital expenditures...........................     15,535
                                                                         -------
    Total ...........................................................    $42,025
                                                                         =======

                       Walden Residential Properties, Inc.
                                Apartments Owned

                                                                                  TOTAL                       UNIT TYPE
                                                         NUMBER     YEAR         RENTABLE             -----------------------------
METROPOLITAN AREA/                                         OF     CONSTRUCTION    AREA         TOTAL                        3 BR/
PROPERTY                        LOCATION                 UNITS   COMPLETED (1)  (SQ. FT.)     ACREAGE      1 BR    2 BR     4 BR
------------------              --------                 ------  -------------  ---------    -------- ----------  -------  --------
AUSTIN
------
Arbors of Austin               Austin, TX                  226        1985        154,920       9.68        182        44        --
Arbors of Wells Branch         Austin, TX                  212        1986        156,228      11.20        164        48        --
Ashbury Parke                  Austin, TX                  416        1983        278,936      13.20        304       112        --
Audubon Square                 Austin, TX                  164        1985        139,476       6.50         36       128        --
Harper's Creek                 Austin, TX                  268        1982        201,838       8.00        228        40        --
Lakes of Renaissance           Austin, TX                  308        1987        215,024      11.60        218        84         6
Oak Ridge                      Austin, TX                  253        1978        173,669       9.29        151       102        --
Pinto Creek                    Austin, TX                  249        1985        199,146      22.60        162        87        --
Polo Club                      Austin, TX                  304        1986        203,784      11.20        240        64        --
Shadow Creek                   Austin, TX                  420        1982        314,936      18.02        354        66        --
Trestles of Austin             Austin, TX                  396        1984        275,904      10.66        252       144        --
                                                           ---        ----        -------      -----        ---       ---        --

    AUSTIN TOTAL/
  WEIGHTED AVERAGE                                       3,216        1984      2,313,861     131.95      2,291       919         6
                                                         -----        ----      ---------     ------      -----       ---        --

CORPUS CHRISTI
--------------
Rafters, The                   Corpus Christi, TX          250        1984        216,496      12.00         74       132        44
Wharf, The                     Corpus Christi, TX          250        1984        216,496      17.13         74       132        44
Willowick                      Corpus Christi, TX          250        1984        216,496      12.00         74       132        44
                                                           ---        ----        -------      -----         --       ---        --

    CORPUS CHRISTI TOTAL/
   WEIGHTED AVERAGE                                        750        1984        649,488      41.13        222       396       132
                                                           ---        ----        -------      -----        ---       ---       ---

DALLAS/FORT WORTH
-------------------
Arbor Creek                    Dallas, TX                  280        1984        216,676      12.22        136       144        --
Arbors of Bedford              Bedford, TX                 204        1983        161,332       8.56        128        76        --
Arbors of Carrollton           Carrollton, TX              131        1984        112,418       8.56         55        76        --
Arbors of Euless               Euless, TX                  272        1984        213,794      12.82        136       136        --
Bent Creek                     Dallas, TX                  326        1980        234,082      11.72        284        42        --
Braden's Walk(2)               Bedford, TX                 706        1983        514,220      32.79        468       238        --
Brittany Park                  Dallas, TX                  217        1978        193,556       8.67        149        68        --
Canyon Ridge                   Dallas, TX                  164        1983        120,812       7.33         76        88        --
Casa Valley                    Dallas, TX                  150        1986        130,926       5.46        120        30        --
Cinnamon Park                  Arlington, TX               272        1985        213,192      13.00        144       112        16
Clover Hill                    Arlington, TX               216        1984        178,928       8.87        104       112        --
Creekwood Village              Dallas, TX                  362        1985        256,584       9.40        328        34        --
Fielder's Glen                 Arlington, TX               220        1985        165,752      10.00        140        80        --
Gables, The                    McKinney, TX                220        1986        169,880      10.00        160        60        --
Greens Crossing                Dallas, TX                  364        1984        262,761      10.50        292        72        --
Hillcrest                      Grand Prairie, TX           310        1984        204,146      12.94        264        46        --
Hilltop                        North Richland Hills, TX    238        1984        179,256      12.20        150        88        --
Montfort Oaks                  Dallas, TX                  276        1979        215,476      12.07        160       116        --
Newport                        Irving, TX                  308        1982        238,768      12.40        208       100        --
Parks at Tree Point            Arlington, TX               586        1985        471,968      29.52        276       294        16
Pinnacle                       Lewisville, TX              150        1985        119,774       6.30         86        64        --
Post Oak Place                 Euless, TX                  354        1983        255,798      11.08        270        84        --
Preston Greens                 Dallas, TX                  257        1980        247,463      11.21        165        92        --
Reflections of Highpoint       Dallas, TX                  373        1986        283,488      11.10        276        96        --
Remington Hill                 Fort Worth, TX              440        1986        339,008      15.00        300       140        --
Rivercrest                     Arlington, TX               420        1979        337,056      19.30        320       100        --
Shadow Creek                   North Richland Hills, TX    240        1986        181,896      12.20        120       120        --
Shadowridge Village            Dallas, TX                  144        1985        118,804       5.97        112        32        --
Sierra Springs (2)             Bedford, TX                 286        1985        211,006      15.96        160       126
Springfield                    Mesquite, TX                264        1985        193,212       9.00        192        72        --


                                                                                                                AVERAGE MONTHLY
                                                                                    PHYSICAL OCCUPANCY       RENTAL RATE PER UNIT
                                                                       AVERAGE    ----------------------  -------------------------
METROPOLITAN AREA/                                                    APT. SIZE    DECEMBER     DECEMBER    DECEMBER   DECEMBER
PROPERTY                                         LOCATION             (SQ. FT.)      1998         1997         1998      1997
------------------                               --------             ---------   ----------   ---------  -----------  ------------
AUSTIN
------
Arbors of Austin                                Austin, TX                 685        97.2%        96.0%   $     566   $     551
Arbors of Wells Branch                          Austin, TX                 737        97.3%        97.1%         615         595
Ashbury Parke                                   Austin, TX                 671        96.1%        95.2%         564         549
Audubon Square                                  Austin, TX                 850        96.8%        94.8%         644         611
Harper's Creek                                  Austin, TX                 753        98.9%        95.8%         581         570
Lakes of Renaissance                            Austin, TX                 693        95.8%        97.1%         599         579
Oak Ridge                                       Austin, TX                 686        98.5%        97.5%         602         563
Pinto Creek                                     Austin, TX                 800        94.1%        95.4%         649         636
Polo Club                                       Austin, TX                 670        97.9%        95.2%         558         534
Shadow Creek                                    Austin, TX                 750        95.1%        94.6%         556         531
Trestles of Austin                              Austin, TX                 697        93.5%        93.6%         617         613
                                                                           ---        ----         ----          ---         ---

    AUSTIN TOTAL/WEIGHTED AVERAGE                                          719        96.2%        95.5%         591         572
                                                                           ---        ----         ----          ---         ---

CORPUS CHRISTI
--------------
Rafters, The                                    Corpus Christi, TX         866        94.7%        92.8%         588         573
Wharf, The                                      Corpus Christi, TX         866        89.0%        94.1%         592         599
Willowick                                       Corpus Christi, TX         866        93.9%        94.9%         610         595
                                                                           ---        ----         ----          ---         ---

    CORPUS CHRISTI TOTAL/WEIGHTED AVERAGE                                  866        92.6%        93.9%         597         589
                                                                           ---        ----         ----          ---         ---
DALLAS/FORT WORTH
-------------------
Arbor Creek                                     Dallas, TX                 774        94.1%        92.8%         627         593
Arbors of Bedford                               Bedford, TX                791        87.8%        89.7%         579         569
Arbors of Carrollton                            Carrollton, TX             858        97.3%        95.7%         634         624
Arbors of Euless                                Euless, TX                 786        94.9%        91.7%         571         556
Bent Creek                                      Dallas, TX                 718        95.6%        93.9%         509         495
Braden's Walk(2)                                Bedford, TX                728        94.5%         N/A          529         N/A
Brittany Park                                   Dallas, TX                 889        90.2%        91.8%         635         625
Canyon Ridge                                    Dallas, TX                 737        93.9%        97.2%         596         573
Casa Valley                                     Dallas, TX                 873        95.2%        94.2%         728         704
Cinnamon Park                                   Arlington, TX              784        93.5%        90.6%         580         563
Clover Hill                                     Arlington, TX              828        93.3%        92.6%         540         530
Creekwood Village                               Dallas, TX                 713        94.5%        95.9%         536         519
Fielder's Glen                                  Arlington, TX              753        93.8%        93.4%         545         513
Gables, The                                     McKinney, TX               772        89.9%        94.8%         625         617
Greens Crossing                                 Dallas, TX                 722        84.4%        89.9%         511         495
Hillcrest                                       Grand Prairie, TX          659        95.9%        94.3%         482         472
Hilltop                                         North Richland Hills, TX   753        95.1%        95.6%         536         528
Montfort Oaks                                   Dallas, TX                 781        95.4%        98.1%         632         605
Newport                                         Irving, TX                 775        91.9%        94.4%         585         575
Parks at Tree Point                             Arlington, TX              805        95.6%        92.7%         556         543
Pinnacle                                        Lewisville, TX             798        95.5%        95.5%         642         610
Post Oak Place                                  Euless, TX                 723        92.4%        91.3%         550         541
Preston Greens                                  Dallas, TX                 963        85.6%        91.4%         753         693
Reflections of Highpoint                        Dallas, TX                 760        83.7%        92.6%         656         613
Remington Hill                                  Fort Worth, TX             770        97.1%        93.3%         585         563
Rivercrest                                      Arlington, TX              803        91.1%        89.3%         544         535
Shadow Creek                                    North Richland Hills, TX   758        94.1%        93.6%         559         545
Shadowridge Village                             Dallas, TX                 825        94.4%        87.7%         633         614
Sierra Springs (2)                              Bedford, TX                           86.3%         N/A          582         N/A
Springfield                                     Mesquite, TX               732        96.4%        95.4%         558         534

                     Walden Residential Properties, Inc.
                               Apartments Owned



                                                                                  TOTAL                          UNIT TYPE
                                                     NUMBER           YEAR        RENTABLE              --------------------------
METROPOLITAN AREA/                                     OF          CONSTRUCTION    AREA        TOTAL                         3 BR/
PROPERTY                            LOCATION          UNITS        COMPLETED (1) (SQ. FT.)    ACREAGE     1 BR     2 BR      4 BR
-------------------                 --------------  ---------      ------------- ----------  ---------   ------   --------   -----
Summer Meadows                      Plano, TX             389            1986       323,434      21.60      236        153      --
Summer Villas                       Dallas, TX            460            1984       328,020      15.80      380         80      --
Summers Crossing                    Plano, TX             294            1986       239,817      15.70      216         78      --
Summers Landing                     Fort Worth, TX        196            1985       139,300       7.80      172         24      --
Trinity Mills                       Dallas, TX            208            1982       162,960      10.53      128         80      --
Trinity Oaks                        Dallas, TX            240            1983       150,318       4.90      189         51      --
Waterford on the Meadow             Plano, TX             350            1985       310,746         22      102        248      --
                                                    ---------         -------  ------------  ---------   ------   --------   -----

  DALLAS TOTAL / WEIGHTED AVERAGE                      10,887            1984     8,396,627     464.46    7,202      3,652      33
                                                    ---------         -------  ------------  ---------   ------   --------   -----


HOUSTON
--------------------
Arbor Point                         Houston, TX            65            1984        57,000       2.20       43         22      --
Ashton Woods                        Houston, TX           177            1978       151,142       6.85       76         74      27
Aston Brook                         Houston, TX           152            1982       119,376       5.29       88         64      --
Bar Harbor                          Houston, TX           316            1983       209,076      13.19      260         56      --
Bayou Oaks                          Houston, TX           210            1984       158,470       6.08      138         72      --
Brandon Oaks                        Houston, TX           196            1984       168,856       8.00       88        108      --
Briarcrest                          Houston, TX           376            1982       296,760      13.90      232        144      --
Brookfield                          Houston, TX           250            1984       188,974      10.93      190         60      --
Carriage Hill                       Houston, TX           252            1980       242,008      11.20       96        120      36
Central Park Condos                 Houston, TX            93            1985        99,080       7.20       29         52      12
Central Park Regency                Houston, TX           348            1983       318,968      13.38      132        216      --
Charleston, The                     Houston, TX           312            1981       226,043       5.69      228         84      --
Cimarron Park                       Houston, TX           162            1984       134,756       6.50      100         54       8
Cimarron Parkway                    Houston, TX           272            1983       238,264       9.26      216         56      --
Colorado Club                       Houston, TX           300            1986       225,788      10.13      220         80      --
Copper Cove                         Houston, TX           270            1983       204,240       7.00      192         78      --
Enclave at Cypress Park             Houston, TX           384            1984       329,844      11.20      232        124      28
Foxboro                             Houston, TX           220            1982       162,712       6.30      160         60      --
Georgetown                          Houston, TX           156            1968       237,328      34.40       42         33      81
Hidden Lake                         Houston, TX           440            1986       318,748      32.63      288        152      --
Holiday on Hayes                    Houston, TX           312            1981       250,564      10.47      172        140      --
Hunt Club, The                      Houston, TX           204            1984       135,948       8.25      168         36      --
Huntley, The                        Houston, TX           214            1985       165,054       7.35      128         86      --
Laurel Creek                        Houston, TX           428            1985       323,568      15.80      304        100      24
Meadows on Memorial                 Houston, TX            96            1982        94,940       3.56       --         75      21
Mill Creek                          Houston, TX           174            1982       149,640       5.59       76         98      --
Monticello on Cranbrook             Houston, TX           244            1983       203,500      11.20       73        171      --
Northwoods                          Houston, TX           200            1978       237,656      17.44       --        100     100
One Cypress Landing                 Houston, TX           464            1979       358,156      15.27      396         68      --
One Westfield Lake                  Houston, TX           246            1984       269,454      19.98       72        126      48
One Willow Chase                    Houston, TX           136            1983       104,216       4.36       60         76      --
One Willow Park                     Houston, TX           178            1984       140,165       6.00      131         47      --
Pathway, The                        Houston, TX           144            1978       139,498       5.95      136          8      --
Pine Creek                          Houston, TX           216            1980       170,184       8.06      128         88      --
Polo Club on Cranbrook I            Houston, TX           228            1981       161,456       9.30      156         72      --
Polo Club on Cranbrook II           Houston, TX           292            1982       215,080       7.00      176        116      --
Retreat at Eldridge (2)             Houston, TX           168            1998       158,304       8.76      108         60      --
Richmond Green                      Houston, TX           224            1980       214,494       8.76       74        150      --
Riverwalk                           Houston, TX           184            1984       140,560       7.58      128         56      --
Silverado                           Houston, TX           344            1979       248,960      11.31      272         72      --
                                                                                              AVERAGE MONTHLY
                                                                 PHYSICAL OCCUPANCY         RENTAL RATE PER UNIT
                                                    AVERAGE     ---------------------      ----------------------
METROPOLITAN AREA/                                 APT. SIZE    DECEMBER     DECEMBER        DECEMBER   DECEMBER
PROPERTY                            LOCATION       (SQ. FT.)      1998         1997            1998       1997
--------------------                -------------- ----------   --------     --------      ----------   ---------
Summer Meadows                      Plano, TX          831          90.5%       92.0%           689        667
Summer Villas                       Dallas, TX         713          95.1%       91.9%           592        565
Summers Crossing                    Plano, TX          816          87.7%       94.7%           685        652
Summers Landing                     Fort Worth, TX     711          92.5%       97.0%           596        563
Trinity Mills                       Dallas, TX         783          90.7%       91.3%           649        612
Trinity Oaks                        Dallas, TX         626          96.2%       96.9%           558        538
Waterford on the Meadow             Plano, TX          888          98.3%       93.0%           674        654
                                                     -----        ------      ------           ----       ----

  DALLAS TOTAL / WEIGHTED AVERAGE                      771          92.7%       92.6%           588        552
                                                     -----        ------      ------           ----       ----


HOUSTON
--------------------
Arbor Point                         Houston, TX        877          96.8%       97.0%           665        631
Ashton Woods                        Houston, TX        854          94.9%       93.2%           534        496
Aston Brook                         Houston, TX        785          98.3%       95.5%           503        463
Bar Harbor                          Houston, TX        662          96.9%       92.8%           519        487
Bayou Oaks                          Houston, TX        755          97.8%       96.9%           504        480
Brandon Oaks                        Houston, TX        862          98.3%       90.2%           572        540
Briarcrest                          Houston, TX        789          94.9%       90.5%           537        511
Brookfield                          Houston, TX        756          97.4%       95.8%           541        505
Carriage Hill                       Houston, TX        960          98.3%       95.5%           602        568
Central Park Condos                 Houston, TX      1,065          89.8%       97.2%           754        715
Central Park Regency                Houston, TX        917          93.5%       95.6%           601        570
Charleston, The                     Houston, TX        724          93.4%       96.1%           499        452
Cimarron Park                       Houston, TX        832          91.6%       95.2%           583        546
Cimarron Parkway                    Houston, TX        876          96.7%       97.1%           561        536
Colorado Club                       Houston, TX        753          96.5%       96.4%           542        523
Copper Cove                         Houston, TX        756          89.1%       88.8%           519        496
Enclave at Cypress Park             Houston, TX        859          92.5%       93.7%           582        563
Foxboro                             Houston, TX        740          93.4%       93.0%           507        487
Georgetown                          Houston, TX      1,521          97.7%       97.9%           986        941
Hidden Lake                         Houston, TX        724          96.1%       96.4%           668        639
Holiday on Hayes                    Houston, TX        803          96.1%       96.2%           563        536
Hunt Club, The                      Houston, TX        666          98.4%       97.7%           470        456
Huntley, The                        Houston, TX        771          97.0%       95.8%           647        617
Laurel Creek                        Houston, TX        756          89.2%       93.2%           607        578
Meadows on Memorial                 Houston, TX        990          97.1%       97.6%           659        612
Mill Creek                          Houston, TX        860          98.1%       97.4%           512        484
Monticello on Cranbrook             Houston, TX        835          94.6%       96.8%           541        502
Northwoods                          Houston, TX      1,188          96.6%       96.2%           719        675
One Cypress Landing                 Houston, TX        772          97.9%       90.9%           476        442
One Westfield Lake                  Houston, TX      1,095          86.2%       95.5%           689        637
One Willow Chase                    Houston, TX        766          94.5%       97.5%           520        482
One Willow Park                     Houston, TX        789          96.7%       96.9%           510        509
Pathway, The                        Houston, TX        968          97.6%       96.4%           680        655
Pine Creek                          Houston, TX        788          91.7%       91.9%           506        475
Polo Club on Cranbrook I            Houston, TX        708          94.3%       94.3%           462        429
Polo Club on Cranbrook II           Houston, TX        737          95.4%       91.4%           476        443
Retreat at Eldridge (2)             Houston, TX        942          83.7%        N/A            781        N/A
Richmond Green                      Houston, TX        958          94.5%       97.7%           680        644
Riverwalk                           Houston, TX        764          93.3%       94.9%           549        527
Silverado                           Houston, TX        723          92.3%       97.3%           567        526

                     Walden Residential Properties, Inc.
                               Apartments Owned


                                                                                         TOTAL
                                                           NUMBER          YEAR         RENTABLE                     UNIT TYPE
METROPOLITAN AREA/                                           OF         CONSTRUCTION      AREA       TOTAL     -------------------
PROPERTY                             LOCATION               UNITS       COMPLETED (1)   (SQ. FT.)   ACREAGE     1 BR       2 BR
------------------                   --------------       ---------     -------------  ----------  ---------   --------   --------
South Green (2)                      Houston, TX                268          1982         219,948       8.90        172         96
Stony Creek                          Houston, TX                252          1980         194,240       9.30        164         88
Timbers of Cranbrook                 Houston, TX                274          1984         206,884       9.50        184         90
Tranquility Lake                     Houston, TX                 90          1983          84,446      10.10         35         55
Wimbledon                            Houston, TX                161          1978         154,601       6.30         49        106
Woodborough                          Houston, TX                320          1983         222,640      10.30        240         80
Woodchase                            Houston, TX                270          1978         252,542       9.98         86        184
Woodedge                             Houston, TX                126          1982         113,850       6.65         21        104
Woodlake                             Houston, TX                315          1976         242,587       8.28        260         52
                                                          ---------       -------    ------------  ---------   --------   --------

  HOUSTON TOTAL / WEIGHTED AVERAGE                           11,723          1982       9,660,568     489.71      7,019      4,309
                                                          ---------       -------    ------------  ---------   --------   --------

SAN ANTONIO
Costa Del Sol                        San Antonio, TX            244          1985         180,798      10.00        170         74
Country View                         San Antonio, TX            272          1981         213,120      11.00        176         96
Remington                            San Antonio, TX            158          1986         112,018       4.90        108         50
Summer Oaks                          San Antonio, TX            256          1983         171,464       9.50        184         72
Villas of St. Moritz                 San Antonio, TX            216          1986         149,040       7.50        136         80
                                                          ---------       -------    ------------  ---------   --------   --------

  SAN ANTONIO TOTAL / WEIGHTED AVERAGE                        1,146          1984         826,440      42.90        774        372
                                                          ---------       -------    ------------  ---------   --------   --------


OTHER TEXAS
Fountaingate                         Wichita Falls, TX          280          1980         252,040      17.79        160        104
Settler's Cove                       Beaumont, TX               182          1982         133,654       6.24        138         44
                                                          ---------       -------    ------------  ---------   --------   --------

  OTHER TEXAS TOTAL / WEIGHTED AVERAGE                          462          1981         385,694      24.03        298        148
                                                          ---------       -------    ------------  ---------   --------   --------

TEXAS TOTAL / WEIGHTED AVERAGE                               28,184          1983      22,232,678   1,194.18    17,806      9,796
                                                          ---------       -------    ------------  ---------   --------   --------


JACKSONVILLE
Bentley Green                        Jacksonville, FL           444          1986         308,096      25.69        336        108
Brookwood Club                       Jacksonville, FL           360          1987         287,480      15.00        200        160
Huntington at Hidden Hills           Jacksonville, FL           224          1986         183,200      14.97         64        160
Remington at Ponte Vedra             Ponte Vedra Beach, FL      344          1986         302,904      28.60        136        208
Sandpiper                            Jacksonville, FL           376          1985         289,112      17.00        200        144
                                                          ---------       -------    ------------  ---------   --------   --------

  JACKSONVILLE TOTAL / WEIGHTED AVERAGE                       1,748          1986       1,370,792     101.26        936        780
                                                          ---------       -------    ------------  ---------   --------   --------
                                                            UNIT                                              AVERAGE MONTHLY
                                                            TYPE                  PHYSICAL OCCUPANCY        RENTAL RATE PER UNIT
                                                           ------   AVERAGE      --------------------      ----------------------
METROPOLITAN AREA/                                          3 BR/   APT. SIZE    DECEMBER   DECEMBER        DECEMBER    DECEMBER
PROPERTY                             LOCATION               4 BR    (SQ. FT.)     1998        1997            1998        1997
-------------------                  -------------         -----    ---------    --------   ---------      ---------    ---------
South Green (2)                      Houston, TX              --        821        93.0%        N/A            582        N/A
Stony Creek                          Houston, TX              --        771        96.4%       96.7%           500        464
Timbers of Cranbrook                 Houston, TX              --        755        94.4%       95.5%           509        470
Tranquility Lake                     Houston, TX              --        938        97.3%       98.0%           744        699
Wimbledon                            Houston, TX               6        957        94.3%       96.8%           607        567
Woodborough                          Houston, TX              --        696        95.4%       95.4%           468        428
Woodchase                            Houston, TX              --        935        97.9%       94.5%           620        601
Woodedge                             Houston, TX               1        902        94.9%       95.4%           583        541
Woodlake                             Houston, TX               3        770        95.4%       95.8%           552        517
                                                           -----      -----      ------      ------           ----       ----

  HOUSTON TOTAL / WEIGHTED AVERAGE                           395        824        94.7%       94.9%           570        535
                                                           -----      -----      ------      ------           ----       ----

SAN ANTONIO
Costa Del Sol                        San Antonio, TX          --        741        98.1%       89.6%           510        522
Country View                         San Antonio, TX          --        784        94.6%       96.3%           493        486
Remington                            San Antonio, TX          --        709        97.6%       91.6%           499        504
Summer Oaks                          San Antonio, TX          --        670        95.7%       91.0%           456        464
Villas of St. Moritz                 San Antonio, TX          --        690        98.2%       98.5%           487        483
                                                           -----      -----      ------      ------           ----       ----

  SAN ANTONIO TOTAL / WEIGHTED AVERAGE                        --        721        96.7%       93.5%           488        491
                                                           -----      -----      ------      ------           ----       ----


OTHER TEXAS
Fountaingate                         Wichita Falls, TX        16        900        95.9%       89.6%           521        526
Settler's Cove                       Beaumont, TX             --        734        88.7%       94.8%           523        501
                                                           -----      -----      ------      ------           ----       ----

  OTHER TEXAS TOTAL / WEIGHTED AVERAGE                        16        835        93.1%       91.6%           522        516
                                                           -----      -----      ------      ------           ----       ----

TEXAS TOTAL / WEIGHTED AVERAGE                               582        789        94.1%       93.9%           643        551
                                                           -----      -----      ------      ------           ----       ----

JACKSONVILLE
Bentley Green                        Jacksonville, FL         --        694        90.8%       94.0%           550        559
Brookwood Club                       Jacksonville, FL         --        799        93.8%       87.0%           563        547
Huntington at Hidden Hills           Jacksonville, FL         --        818        97.1%       95.6%           571        541
Remington at Ponte Vedra             Ponte Vedra Beach, FL    --        881        91.2%       93.1%           666        651
Sandpiper                            Jacksonville, FL         32        769        96.8%       89.7%           562        548
                                                           -----      -----      ------      ------           ----       ----

  JACKSONVILLE TOTAL / WEIGHTED AVERAGE                       32        784        93.5%       91.6%           581        570
                                                           -----      -----      ------      ------           ----       ----

                     Walden Residential Properties, Inc.
                               Apartments Owned



                                                                                         TOTAL
                                                           NUMBER          YEAR         RENTABLE                   UNIT TYPE
METROPOLITAN AREA/                                           OF        CONSTRUCTION       AREA        TOTAL     -------------------
PROPERTY                             LOCATION               UNITS      COMPLETED (1)    (SQ. FT.)    ACREAGE     1 BR       2 BR
-------------------                  ------------         ---------    -------------  -----------   ---------   --------   --------
TAMPA
-----
Ashton Park(2)                       Tampa, FL                  192          1988         152,072      10.93        122         70
Bel Shores                           Largo, FL                  250          1985         189,874      22.30        138        112
Carlyle at Waters                    Tampa, FL                  392          1986         281,893      13.00        310         82
Oak Ramble                           Tampa, FL                  256          1985         229,384      20.56        128        128
South Pointe (2)                     Tampa, FL                  112          1986          97,232       5.00         72         40
St. James Crossing (2)               Tampa, FL                  264          1986         198,424      12.30        176         88
Three Palms                          Tampa, FL                  438          1986         369,362      34.70        254        184
                                                          ---------       -------    ------------  ---------   --------   --------

  TAMPA TOTAL / WEIGHTED AVERAGE                              1,904          1986       1,518,241     118.79      1,200        704
                                                          ---------       -------    ------------  ---------   --------   --------


OTHER FLORIDA
-------------
Saratoga                             Melbourne, FL              210          1986         146,732      14.00        160         50
                                                          ---------       -------    ------------  ---------   --------   --------

FLORIDA TOTAL / WEIGHTED AVERAGE                              3,862          1986       3,035,765     234.05     2,296      1,534
                                                          ---------       -------    ------------  ---------   --------   --------

PHOENIX
-------
Casa Verde                           Phoenix, AZ                268          1983         178,140       8.23        184         84
Crestwood                            Phoenix, AZ                276          1984         149,433       8.29        255         21
Fairways, The                        Phoenix, AZ                160          1981         118,192       5.80        108         52
Garden Place                         Phoenix, AZ                286          1979         231,120      14.20        132        154
Meadow Glen                          Glendale, AZ               290          1987         242,020      11.20         90        200
Terra Vida                           Mesa, AZ                   384          1988         305,600      15.40        128        224
Woodstone                            Phoenix, AZ                696          1986         573,564      19.70        432        240
                                                          ---------       -------    ------------  ---------   --------   --------

  PHOENIX TOTAL / WEIGHTED AVERAGE                            2,360          1985       1,798,069      82.82      1,329        975
                                                          ---------       -------    ------------  ---------   --------   --------

OKLAHOMA CITY
-------------
Copperfield                          Oklahoma City, OK          262          1983         187,080       7.70        196         66
Hunter's Ridge                       Oklahoma City, OK          212          1984         155,587       6.00        148         64
Summerfield Place                    Oklahoma City, OK          224          1981         154,528       9.00        176         48
Woodscape                            Oklahoma City, OK          498          1985         363,073      15.60        348        150
                                                          ---------       -------    ------------  ---------   --------   --------

  OKLAHOMA CITY TOTAL / WEIGHTED AVERAGE                      1,196          1984         860,268      38.30        868        328
                                                          ---------       -------    ------------  ---------   --------   --------


TULSA
-----
Avondale                             Tulsa, OK                  328          1979         194,168      14.23        280         48
Coventry Park                        Tulsa, OK                  256          1978         156,848      11.32        208         48
Fountain Crest                       Tulsa, OK                  424          1978         256,672      14.57        360         64
                                                          ---------       -------    ------------  ---------   --------   --------

  TULSA TOTAL / WEIGHTED AVERAGE                              1,008          1978         607,688      40.12        848        160
                                                          ---------       -------    ------------  ---------   --------   --------


OKLAHOMA TOTAL / WEIGHTED AVERAGE                             2,204          1981       1,467,956      78.42      1,716        488
                                                          ---------       -------    ------------  ---------   --------   --------

NASHVILLE
---------
Nashboro Village                     Nashville, TN              994          1982         959,153      60.73        456        426
Brandywine                           Nashville, TN              300          1985         203,418      21.00        240         60
Raintree                             Nashville, TN              332          1985         216,930      24.90        252         80
Windsor Park                         Hendersonville, TN         232          1985         151,954      13.35        186         46
                                                          ---------       -------    ------------  ---------   --------   --------

  NASHVILLE TOTAL / WEIGHTED AVERAGE                          1,858          1984       1,531,455     119.98      1,134        612
                                                          ---------       -------    ------------  ---------   --------   --------
                                                           UNIT                                              AVERAGE MONTHLY
                                                           TYPE                  PHYSICAL OCCUPANCY        RENTAL RATE PER UNIT
                                                           -----   AVERAGE      --------------------      ----------------------
METROPOLITAN AREA/                                         3 BR/   APT. SIZE    DECEMBER   DECEMBER        DECEMBER    DECEMBER
PROPERTY                             LOCATION              4 BR    (SQ. FT.)      1998       1997            1998        1997
-------------------                  -------------         ----    --------     --------   ---------      ----------   ---------
TAMPA
-----
Ashton Park                          Tampa, FL               --      792          95.2%        N/A            577        N/A
Bel Shores                           Largo, FL               --      759          93.1%       93.9%           627        608
Carlyle at Waters                    Tampa, FL               --      719          94.7%       90.6%           532        511
Oak Ramble                           Tampa, FL               --      896          95.5%       94.3%           624        621
South Pointe (2)                     Tampa, FL               --      868          97.5%        N/A            656        N/A
St. James Crossing (2)               Tampa, FL               --      752          94.4%        N/A            537        N/A
Three Palms                          Tampa, FL               --      843          98.0%       86.0%           629        623
                                                          -----    -----        ------      ------           ----       ----

  TAMPA TOTAL / WEIGHTED AVERAGE                             --      797          95.6%       90.4%           592        412
                                                          -----    -----        ------      ------           ----       ----


OTHER FLORIDA
-------------
Saratoga                             Melbourne, FL           --      699          94.5%       93.4%           576        514
                                                          -----    -----        ------      ------           ----       ----

FLORIDA TOTAL / WEIGHTED AVERAGE                             32      786          94.6%       91.3%           586        489
                                                          -----    -----        ------      ------           ----       ----

PHOENIX
-------
Casa Verde                           Phoenix, AZ             --      665          96.2%       93.3%           438        408
Crestwood                            Phoenix, AZ             --      541          98.6%       95.5%           481        450
Fairways, The                        Phoenix, AZ             --      739          89.8%       92.8%           561        546
Garden Place                         Phoenix, AZ             --      808          91.8%       94.8%           613        580
Meadow Glen                          Glendale, AZ            --      835          96.9%       96.3%           629        610
Terra Vida                           Mesa, AZ                32      796          93.4%       96.5%           642        613
Woodstone                            Phoenix, AZ             24      824          89.7%       89.5%           615        589
                                                          -----    -----        ------      ------           ----       ----

  PHOENIX TOTAL / WEIGHTED AVERAGE                           56      762          93.0%       93.5%           581        554
                                                          -----    -----        ------      ------           ----       ----

OKLAHOMA CITY
-------------
Copperfield                          Oklahoma City, OK       --      714          93.5%       94.7%           470        473
Hunter's Ridge                       Oklahoma City, OK       --      734          92.4%       90.7%           448        455
Summerfield Place                    Oklahoma City, OK       --      690          89.7%       89.9%           448        445
Woodscape                            Oklahoma City, OK       --      729          88.2%       88.8%           477        475
                                                          -----    -----        ------      ------           ----       ----

  OKLAHOMA CITY TOTAL / WEIGHTED AVERAGE                     --      719          90.3%       90.6%           465        465
                                                          -----    -----        ------      ------           ----       ----


TULSA
-----
Avondale                             Tulsa, OK               --      592          88.9%       90.9%           365        348
Coventry Park                        Tulsa, OK               --      613          93.5%       97.0%           388        359
Fountain Crest                       Tulsa, OK               --      605          90.2%       92.5%           369        352
                                                          -----    -----        ------      ------           ----       ----

  TULSA TOTAL / WEIGHTED AVERAGE                             --      603          90.7%       93.1%           372        352
                                                          -----    -----        ------      ------           ----       ----


OKLAHOMA TOTAL / WEIGHTED AVERAGE                            --      666          90.5%       91.8%           423        414
                                                          -----    -----        ------      ------           ----       ----

NASHVILLE
---------
Nashboro Village                     Nashville, TN          112      965          88.2%       91.0%           637        632
Brandywine                           Nashville, TN           --      678          95.8%       88.0%           539        543
Raintree                             Nashville, TN           --      653          95.9%       84.9%           541        545
Windsor Park                         Hendersonville, TN      --      655          92.5%       92.8%           533        534
                                                          -----    -----        ------      ------           ----       ----

  NASHVILLE TOTAL / WEIGHTED AVERAGE                        112      824          91.1%       89.7%           591        590
                                                          -----    -----        ------      ------           ----       ----

                     Walden Residential Properties, Inc.
                               Apartments Owned



                                                                                        TOTAL
                                                            NUMBER        YEAR         RENTABLE                     UNIT TYPE
METROPOLITAN AREA/                                           OF        CONSTRUCTION     AREA         TOTAL     -------------------
PROPERTY                             LOCATION               UNITS      COMPLETED (1)  (SQ. FT.)     ACREAGE     1 BR       2 BR
----------------------               -----------------    ---------    -------------  ----------   ---------   --------   --------
SALT LAKE CITY
James Pointe                         Murray, UT                 312          1985         236,928      11.60        144        168
Stillwater                           Murray, UT                 456          1986         343,216      15.34        152        304
                                                          ---------       -------    ------------  ---------   --------   --------

  SALT LAKE CITY TOTAL / WEIGHTED AVERAGE                       768          1986         580,144      26.94        296        472
                                                          ---------       -------    ------------  ---------   --------   --------


ATLANTA
Parkway Station                      Atlanta, GA                344          1986         369,960      28.63         72        164
Saratoga Springs                     Atlanta, GA                266          1985         223,402      20.00        128        138
Shannon Chase                        Atlanta, GA                156          1987         163,400      26.00         50        106
Villas at Indian Trails              Atlanta, GA                236          1986         242,044      39.70         60        176
                                                          ---------       -------    ------------  ---------   --------   --------

Atlanta Total / Weighted Average                              1,002          1986         998,806     114.33        310        584
                                                          ---------       -------    ------------  ---------   --------   --------


SAN DIEGO
Felicita Creek                       San Diego, CA              136          1987         104,440       6.20         36        100
Park Bonita                          San Diego, CA              184          1984         154,256      11.12         36        148
Sun Ridge                            San Diego, CA              160          1986         134,800       5.44         16        144
                                                          ---------       -------    ------------  ---------   --------   --------

SAN DIEGO TOTAL / WEIGHTED AVERAGE                              480          1986         393,496      22.76         88        392
                                                          ---------       -------    ------------  ---------   --------   --------

OTHER MARKETS
Eagle Pointe                         Indianapolis, IN           256          1988         202,000      19.77        152        104
Silverado                            Albuquerque, NM            256          1985         183,656       8.10        180         76
Winridge                             Aurora, CO (Denver)        364          1986         303,438      15.80        262        102
                                                          ---------       -------    ------------  ---------   --------   --------

  OTHER MARKETS TOTAL / WEIGHTED AVERAGE                        876          1986         689,094      43.67        594        282
                                                          ---------       -------    ------------  ---------   --------   --------


TOTAL / WEIGHTED AVERAGE                                     41,594          1984      32,727,463   1,917.15     25,569     15,135
                                                          =========       =======    ============  =========   ========   ========
                                                            UNIT                                              AVERAGE MONTHLY
                                                            TYPE                  PHYSICAL OCCUPANCY        RENTAL RATE PER UNIT
                                                            -----   AVERAGE      --------------------      ----------------------
METROPOLITAN AREA/                                          3 BR/   APT. SIZE    DECEMBER   DECEMBER        DECEMBER    DECEMBER
PROPERTY                             LOCATION               4 BR    (SQ. FT.)      1998       1997            1998        1997
-------------------                  ------------          -----    ---------    --------   --------        --------    ---------
SALT LAKE CITY
James Pointe                         Murray, UT               --        759        98.0%       90.4%           594        588
Stillwater                           Murray, UT               --        753        98.1%       94.5%           610        597
                                                           -----      -----      ------      ------           ----       ----

  SALT LAKE CITY TOTAL / WEIGHTED AVERAGE                     --        755        98.1%       92.9%           604        593
                                                           -----      -----      ------      ------           ----       ----


ATLANTA
Parkway Station                      Atlanta, GA             108      1,075        85.7%        N/A           $732        N/A
Saratoga Springs                     Atlanta, GA              --        840        97.1%       94.8%           654        635
Shannon Chase                        Atlanta, GA              --      1,047        93.3%       90.6%           672        674
Villas at Indian Trails              Atlanta, GA              --      1,026        94.2%       84.5%           692        684
                                                           -----      -----      ------      ------           ----       ----

Atlanta Total / Weighted Average                             108        997        91.7%       90.1%           693        662
                                                           -----      -----      ------      ------           ----       ----


SAN DIEGO
Felicita Creek                       San Diego, CA            --        768        99.2%       97.9%           703        649
Park Bonita                          San Diego, CA            --        838        98.8%       94.0%           847        789
Sun Ridge                            San Diego, CA            --        843        96.7%       93.6%           667        629
                                                           -----      -----      ------      ------           ----       ----

SAN DIEGO TOTAL / WEIGHTED AVERAGE                            --        820        98.3%       95.0%           746        696
                                                           -----      -----      ------      ------           ----       ----

OTHER MARKETS
Eagle Pointe                         Indianapolis, IN         --        789        86.7%       90.1%           593        576
Silverado                            Albuquerque, NM          --        717        84.4%       88.6%           583        560
Winridge                             Aurora, CO (Denver)      --        834        94.0%       93.7%           654        627
                                                           -----      -----      ------      ------           ----       ----

  OTHER MARKETS TOTAL / WEIGHTED AVERAGE                      --        787        89.3%       91.1%           615        593
                                                           -----      -----      ------      ------           ----       ----


TOTAL / WEIGHTED AVERAGE                                     890        787        93.6%       93.2%          $622       $531
                                                           =====      =====      ======      ======           ====       ====


(1) Year construction completed indicates the year in which the final certificate of occupancy for the property was issued.

(2) Represents recently acquired property for which historical information is not available.

(3) Total rentable area is calculated by adding the square footage for each individual apartment in the property, excluding the leasing office or maintenance area.

ITEM 3.        LEGAL PROCEEDINGS

         The Company and the Properties are occasionally subjected to routine litigation arising in the ordinary course of business, which has been and is expected to be covered by liability insurance and none of which has had, or is expected to have, a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company ("Common Stock") has traded on the New York Stock Exchange ("NYSE") under the symbol "WDN" since February 2, 1994, the date on which the Common Stock began trading. The following table sets forth for the periods indicated the high and low sales prices per common share as reported on the NYSE and the distributions declared by the Company per common share for each such period in 1998 and 1997:

                                                                        Distributions
Quarter Ended                            High               Low           Per share
-------------                           -------           --------      -------------
March 31, 1998.......................   $27.125           $ 23.750          $0.4825
June 30, 1998........................    26.000             23.813           0.4825
September 30, 1998...................    23.063             22.750           0.4825
December 31, 1998....................    23.938             19.250           0.4825

March 31, 1997.......................   $26.875           $ 24.000          $0.4825
June 30, 1997........................    25.688             21.250           0.4825
September 30, 1997...................    25.750             22.750           0.4825
December 31, 1997....................    26.000             23.500           0.4825


         As of March 3, 1999, the Common Stock was held by 1,571 stockholders of record, including shares held in nominee or street name by brokers.

         For the year ended December 31, 1998, the Company declared and paid distributions totaling $1.93 per share of Common Stock. On March 3, 1999, the Company paid a distribution of $.4825 per share to record holders of Common Stock on February 18, 1999, representing an annualized distribution of $1.93 per share of Common Stock.

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

         Pursuant to Internal Revenue Code provisions, a REIT is generally required to distribute at least 95% of its taxable income, as defined. Distributions by the Company to the extent of its current and accumulated earnings and profits for Federal income tax purposes generally will be taxable to stockholders as ordinary dividend income, ordinary gain or capital gain. Distributions in excess of such earnings and profits generally will be treated as a non-taxable reduction of the stockholder's basis in the shares of Common Stock to the extent thereof (which may have the effect of deferring taxation until the sale of such shares of Common Stock), and thereafter as taxable gain.

Following is an allocation of the 1998 distributions to common stockholders:

                                Amount of Distribution
Distribution Type                  per Common Share             Percentage
-----------------               ----------------------          ----------
Ordinary Taxable Dividend               $ 0.76                       39.30%
20% Rate Capital Gain                     0.15                        7.71%
Section 1250 Ordinary Gain                0.05                        2.85%
Return of Capital                         0.97                       50.14%
                                        ------                  ----------
                                        $ 1.93                      100.00%
                                        ======                  ==========

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected consolidated financial data for the Company and combined financial data for the Walden Predecessors, which included the 18 Original Properties (five of which have been sold) acquired concurrently with the closing of the IPO. The historical consolidated operating data for the Company for the years ended December 31, 1998, 1997, 1996 and 1995 and the period from February 9, 1994 (date of commencement of operations) to December 31, 1994 and the balance sheet data as of December 31, 1998, 1997, 1996, 1995, and 1994 and the combined operating data of the Walden Predecessors for the period January 1, 1994 to February 8, 1994 have been derived from the consolidated financial statements and accounting records of the Company and the combined financial statements and accounting records of the Walden Predecessors, respectively, which have been audited by independent auditors. The consolidated and combined historical operating results of the Company and the Walden Predecessors may not be indicative of future operating results of the Company. The following selected financial information should be read in conjunction with the discussion set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements included elsewhere in this report. All amounts are in thousands except per share and property data.

                                                                             The Company
                                                           ------------------------------------------------
                                                                         Year Ended December 31,
                                                                         -----------------------
                                                             1998        1997 (a)      1996          1995
                                                           ---------    ---------    ---------    ---------
OPERATING DATA
     Revenues
         Rental income .................................   $ 268,224    $ 163,224    $ 105,602    $  78,469
         Other property income .........................      10,593        6,313        3,873        3,090
         Interest income ...............................       1,717        1,598        1,433          856
         Other income ..................................          --           --          263          409
                                                           ---------    ---------    ---------    ---------
              Total revenues ...........................     280,534      171,135      111,171       82,824
     Expenses
         Property operating and maintenance ............      91,930       56,483       37,521       28,748
         Real estate taxes .............................      28,272       16,805       10,039        7,337
         General and administrative ....................      11,901        7,734        5,124        3,811
         Unusual charge ................................       3,993        1,940           --           --
         Interest expense ..............................      54,409       28,447       20,573       17,111
         Depreciation and amortization .................      60,275       34,668       20,726       16,634
                                                           ---------    ---------    ---------    ---------
              Total expenses ...........................     250,780      146,077       93,983       73,641
                                                           ---------    ---------    ---------    ---------
     Operating income ..................................      29,754       25,058       17,188        9,183
     Gain on disposition of real property ..............       6,459        2,055        1,934        1,502
     Extraordinary loss on debt extinguishment .........        (423)        (422)      (1,848)      (1,352)
                                                           ---------    ---------    ---------    ---------
     Income before income allocated
       to minority interests ...........................      35,790       26,691       17,274        9,333
     Income allocated to minority interests ............     (11,935)      (4,109)      (1,705)        (922)
                                                           ---------    ---------    ---------    ---------
     Net income ........................................      23,855       22,582       15,569        8,411
     Preferred distributions ...........................     (13,119)     (13,186)      (2,387)          --
                                                           ---------    ---------    ---------    ---------
     Net income available to common stockholders .......   $  10,736    $   9,396    $  13,182    $   8,411
                                                           =========    =========    =========    =========

     Basic net income per share ........................   $    0.58    $    0.53    $    0.90    $    0.69
                                                           =========    =========    =========    =========
     Diluted net income per share ......................   $    0.58    $    0.53    $    0.89    $    0.69
                                                           =========    =========    =========    =========
     Distributions per share of common stock ...........   $    1.93    $    1.93    $    1.86    $    1.82
                                                           =========    =========    =========    =========
     Basic weighted average number of common shares ....      18,497       17,590       14,720       12,155
                                                           =========    =========    =========    =========
PROPERTY DATA
     Total properties (at end of period) (b) ...........         150          154           68           55
     Total units (at end of period) ....................      41,594       42,482       21,407       17,205
     Total units (weighted average) ....................      42,629       27,346       18,430       14,601
     Weighted average monthly property revenue
       per unit(c) .....................................   $     545    $     517    $     495    $     465
OTHER DATA
     Funds from operations (d) .........................   $  78,649    $  50,233    $  36,998    $  24,917
     Cash flows provided by (used in):
         Operating activities ..........................   $  69,405    $  70,822    $  38,281    $  31,317
         Investing activities ..........................   $ (53,776)   $(327,814)   $(158,668)   $ (86,926)
         Financing activities ..........................   $ (16,094)   $ 237,029    $ 143,306    $  58,121

                                                                                December 31,
                                                             -------------------------------------------------
                                                                1998         1997          1996         1995
                                                             ----------   ----------     --------     --------
BALANCE SHEET DATA
     Real estate assets, at cost..........................   $1,531,163   $1,506,030     $683,515     $513,341
     Accumulated depreciation.............................     (128,765)     (74,584)     (41,707)     (23,734)
     Total assets.........................................    1,552,273    1,469,472      689,714      510,548
     Mortgage notes payable, credit facility
       and term loan......................................      806,867      702,354      258,908      259,015
     Minority interests...................................      147,277      321,916       14,886       18,608
     Stockholders' equity.................................      533,203      395,215      396,535      216,519

(a) On October 1, 1997, the Company acquired Drever. For a discussion of the Drever transaction, see the general section located in Item 1 of Part I.

(b) During 1997, in order to achieve operating efficiencies, the Company combined six properties with certain other properties owned by the Company, bringing the total number of Properties to 154 at December 31, 1997.

(c) Represents rental income and other property income, divided by weighted average units, divided by twelve months.

(d) Based on the guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT") and REIT industry standards, management believes funds from operations, or "FFO", is an appropriate measure of the performance of an equity REIT. FFO is generally calculated by excluding from net income any gains or losses from debt restructurings and sales of property and adding back any depreciation of real estate assets. In addition, extraordinary or unusual items that are non-recurring events which would materially distort the comparative measure of FFO are typically excluded. Management believes FFO helps to evaluate its operations by determining its ability to incur and service debt and to make capital expenditures. By adding depreciation expense back to net income, FFO presents a more accurate picture of the Company's operating cash flows. In evaluating FFO and the trends it depicts, consideration should be given to the major factors affecting FFO. Growth in FFO results from increases in revenues or decreases in related operating expenses. The Company's historical increases in FFO have been primarily the result of increased revenues coming from property acquisitions. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of performance or as an alternative to cash flow as a measure of liquidity. The Company's calculation of FFO includes income allocated to minority interests and assumes the conversion of all convertible securities, including minority interest securities. This calculation may differ from the FFO calculation used by other REITs, and, accordingly, may not be comparable to similar entitled items reported by other REITs.

                                                                                          Walden
                                                                   The Company         Predecessors
                                                                   -----------         ------------
                                                                   February 9 to       January 1 to
                                                                   December 31,         February 8,
                                                                       1994                 1994
                                                                       ----                 ----
OPERATING DATA .................................................
     Revenues
         Rental income .........................................   $  39,602            $   3,047
         Other property income .................................       1,493                  134
         Interest income .......................................         365                   37
         Other income ..........................................         533                   --
         Property management fees ..............................          --                  150
                                                                   ---------            ---------
                Total revenues .................................      41,993                3,368

     Expenses
         Property operating and maintenance ....................      15,607                1,242
         Real estate taxes .....................................       3,275                  226
         General and administrative ............................       2,507                  217
         Interest expense ......................................       6,288                1,075
         Depreciation and amortization .........................       8,960                  653
                                                                   ---------            ---------
                Total expenses .................................      36,637                3,413
                                                                   ---------            ---------
     Operating income (loss) (a) ...............................   $   5,356            $     (45)
                                                                   =========            =========

     Net income available to common stockholders ...............   $   5.356                   --
                                                                   =========            =========
     Basic net income per share ................................   $    0.62                   --
                                                                   =========            =========
     Diluted net income per share ..............................   $    0.62                   --
                                                                   =========            =========
     Distributions per share of common stock ...................   $    1.09                   --
                                                                   =========            =========
     Basic weighted average number of common shares ............       8,689                   --
                                                                   =========            =========

PROPERTY DATA
     Total properties (at end of period) .......................          40                   18
     Total units (at end of period) ............................      12,319                5,895
     Total units (weighted average) ............................       9,140                5,895
     Weighted average monthly property revenue per unit (b) ....   $     420            $     421

OTHER DATA
     Funds from operations (c) .................................   $  13,945            $     588
     Cash flows provided by (used in):
         Operating activities ..................................   $  16,420            $   1,858
         Investing activities ..................................   $(256,114)           $      --
         Financing activities ..................................   $ 243,982            $    (311)



                                                                            December 31
     BALANCE SHEET DATA                                                        1994
                                                                            -----------
     Real estate assets, at cost................................            $   329,206
     Accumulated depreciation and impairment allowance..........                 (8,589)
     Total assets...............................................                334,937
     Mortgage notes payable.....................................                165,439
     Stockholders' equity.......................................                160,267

(a) Net loss of Walden Predecessors is before income tax benefits and extraordinary gains.

(b) Represents rental income and other property income, divided by weighted average units, divided by the number of months.

(c) Based on the guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT") and REIT industry standards, management believes funds from operations, or "FFO", is an appropriate measure of the performance of an equity REIT. FFO is generally calculated by excluding from net income any gains or losses from debt restructurings and sales of property and adding back any depreciation of real estate assets. In addition, extraordinary or unusual items that are non-recurring events which would materially distort the comparative measure of FFO are typically excluded. Management believes FFO helps to evaluate its operations by determining its ability to incur and service debt and to make capital expenditures. By adding depreciation expense back to net income, FFO presents a more accurate picture of the Company's operating cash flows. In evaluating FFO and the trends it depicts, consideration should be given to the major factors affecting FFO. Growth in FFO results from increases in revenues or decreases in related operating expenses. The Company's historical increases in FFO have been primarily the result of increased revenues coming from property acquisitions. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of performance or as an alternative to cash flow as a measure of liquidity. The Company's calculation of FFO includes income allocated to minority interests and assumes the conversion of all convertible securities, including minority interest securities. This calculation may differ from the FFO calculation used by other REITs, and, accordingly, may not be comparable to similar entitled items reported by other REITs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the "Selected Financial Data" and all of the financial statements and notes thereto included elsewhere in this report. Such financial statements and information have been prepared to reflect the consolidated statements of income of the Company for each of the three years in the period ended December 31, 1998 and the balance sheets of the Company as of December 31, 1998 and 1997. (See the Walden Residential Properties, Inc. Consolidated Financial Statements and related Notes included elsewhere in this report.)

         Changes in revenues and expenses related to the Properties during 1998, 1997 and 1996 are primarily the result of property acquisitions. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

RESULTS OF OPERATIONS

         Results of Operations for the Company for the Year Ended December 31, 1998 Compared to the Year Ended December 31,1997.

         The weighted average number of units owned increased by 15,283 in 1998 or 55.9% from 27,346 in 1997 to 42,629 in 1998 primarily as a result of the Drever acquisition in the fourth quarter of 1997. Total units owned at December 31, 1997 and 1998 were 42,482 and 41,594, respectively. The portfolio had a weighted average physical occupancy of 93.3% for 1997 and 93.6% for 1998.


         The Company owned 62 properties with 20,400 units throughout both calendar years 1998 and 1997 ("same property"). The "same property" operating performance is summarized as follows:

                                                                  Year Ended
                                                                  December 31,
                                                                  ------------

                                                          1998        1997     % Change
                                                        --------    --------   --------
Rental and other property revenue (in thousands) ....   $130,261    $126,416        3.0%
Property operating expenses (in thousands)(1) .......     55,228      53,761        2.7%
                                                        --------    --------

Property operating income (in thousands) ............   $ 75,033    $ 72,655        3.3%
                                                        ========    ========

Weighted average physical occupancy .................       92.6%       92.9%       N/A
                                                        ========    ========

Average monthly revenue per unit ....................   $    532    $    516        3.0%
                                                        ========    ========

Average annual operating and maintenance
  expenses per unit .................................   $  2,082    $  2,027        2.7%
                                                        ========    ========

Average annual real estate taxes per unit ...........   $    625    $    608        2.7%
                                                        ========    ========

Operating expense ratio .............................       42.4%       42.5%       N/A
                                                        ========    ========

         (1) Consists of property operating and maintenance and real estate tax expenses.

         The operating performance of those properties not owned throughout 1998 (88 properties) and 1997 (92 properties) is summarized below:


                                                            Year Ended
                                                            December 31,
                                                        --------------------
                                                          1998        1997
                                                        --------    --------
Rental and other property revenue (in thousands) ....   $148,556    $ 43,121
Property operating expenses (in thousands)(1) .......     64,974      19,527
                                                        --------    --------

Property operating income (in thousands) ............   $ 83,582    $ 23,594
                                                        ========    ========

Weighted average number of units ....................     22,229       6,946
                                                        ========    ========

Weighted average physical occupancy .................       94.6%       94.5%
                                                        ========    ========


Average monthly revenue per unit ....................   $    557    $    517
                                                        ========    ========

Average annual operating and maintenance
  expenses per unit .................................   $  2,225    $  2,177
                                                        ========    ========

Average annual real estate taxes per unit ...........   $    698    $    634
                                                        ========    ========

Operating expense ratio .............................       43.7%       45.3%
                                                        ========    ========

         (1) Consists of property operating and maintenance and real estate tax expenses.


         General and administrative expenses increased $4.2 million in 1998, or 54.5%, from $7.7 million in 1997 to $11.9 million in 1998. This represents a per unit decrease of $4, or 1.4%, primarily due to operating efficiencies gained from the merger with Drever. The increase in general and administrative expenses was primarily the result of adding corporate personnel due to the acquisition of properties in late 1997, and increased occupancy costs for additional corporate and regional office space.

         The $4.0 million unusual charge resulted from costs associated with the December 1998 settlement of a $25 million forward treasury rate lock agreement entered into in 1997.

         Interest expense increased $26.0 million in 1998, or 91.5%, from $28.4 million in 1997 to $54.4 million in 1998, primarily due to an increase in the weighted average indebtedness outstanding of approximately $365.8 million associated with the acquisition of properties in 1997 and 1998 and the funding of capital expenditures, partially offset by indebtedness repaid on properties sold in 1998.

         Depreciation expense increased $25.4 million in 1998, or 75.1%, from $33.8 million in 1997 to $59.2 million in 1998, due to depreciation on additional properties acquired in 1997 and 1998 and increased capital improvements on existing properties. This represented a weighted average increase of $151 per unit, or 12.2%.

         The $6.5 million gain on disposition of real property in 1998 related to the August 1998 sale of four properties located in Dallas/Forth Worth, Texas and the December 1998 sale of five properties located in Houston, Texas. The Company received total net sales proceeds from these dispositions of approximately $63.4 million, which was used for the repayment of outstanding indebtedness and to purchase additional properties.

         The $0.4 million extraordinary loss on debt extinguishment in 1998 was due to prepayment penalties incurred in connection with the Company's payoff of a $7.2 million mortgage loan in April 1998, the payoff of two loans, totaling $4.5 million, in December 1998 and the write off of unamortized deferred financing costs related to the refinancing of certain of the Company's indebtedness during 1998.

         Results of Operations for the Company for the Year Ended December 31, 1997 Compared to the Year Ended December 31,1996.

         The weighted average number of units owned increased by 8,916 in 1997, or 48.4%, from 18,430 units in 1996 to 27,346 in 1997 as a result of the acquisition of additional properties. Total units owned at December 31, 1996 and 1997 were 21,407 and 42,482, respectively. The portfolio had a weighted average physical occupancy of 93.5% for 1996 and 93.3% for 1997.

         The Company owned 51 properties with 15,981 apartment units throughout both calendar years 1997 and 1996 ("same property"). The "same property" operating performance is summarized as follows:

                                                           Year Ended
                                                           December 31,
                                                        ------------------
                                                         1997       1996          % Change
                                                        -------    -------        --------
Rental and other property revenue (in thousands) ....   $97,520    $95,294          2.3%
Property operating expenses (in thousands)(1) .......    41,412     41,437         (0.1%)
                                                        -------    -------

Property operating income (in thousands) ............   $56,108    $53,857          4.2%
                                                        =======    =======

Weighted average physical occupancy .................      92.7%      93.6%         N/A
                                                        =======    =======

Average monthly revenue per unit ....................   $   509    $   497          2.3%
                                                        =======    =======

Average annual operating and maintenance
  expenses per unit .................................   $ 2,005    $ 2,041         (1.8%)
                                                        =======    =======

Average annual real estate taxes per unit ...........   $   586    $   552          6.2%
                                                        =======    =======

Operating expense ratio .............................      42.5%      43.5%         N/A
                                                        =======    =======

(1) Consists of property operating and maintenance and real estate tax expenses.

         The operating performance of properties not owned throughout both calendar years 1997 (103 properties) and 1996 (17 properties) is summarized as follows:

                                                           Year Ended
                                                           December 31,
                                                        ------------------
                                                         1997       1996
                                                        -------    -------
Rental and other property revenue (in thousands) ....   $72,017    $14,181
Property operating expenses (in thousands) (1) ......    31,876      6,123
                                                        -------    -------

Property operating income (in thousands) ............   $40,141    $ 8,058
                                                        =======    =======

Weighted average number of units ....................    11,365      2,449
                                                        =======    =======

Weighted average physical occupancy .................      94.1%      92.9%
                                                        =======    =======

Average monthly revenue per unit ....................   $   528    $   483
                                                        =======    =======

Average annual operating and maintenance
  expenses per unit .................................   $ 2,151    $ 2,005
                                                        =======    =======

Average annual real estate taxes per unit ...........   $   654    $   495
                                                        =======    =======

Operating expense ratio .............................      44.3%      43.2%
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

LIQUIDITY AND CAPITAL RESOURCES

         The Company intends to maintain what it believes is a conservative capital structure by: (i) maintaining an interest coverage ratio (operating income before interest expense, depreciation and amortization to interest expense) of 2.5 times or greater, (ii) managing interest exposure by obtaining fixed rate debt and contractually fixing all or portions of variable debt with interest rate swap or cap agreements, (iii) obtaining unsecured indebtedness when possible, and (iv) staggering principal maturities when possible.

         The Company's principal demands for liquidity are distributions to its stockholders, ongoing maintenance and repair of its properties, capital improvements to its properties (including unit interior upgrades and repositioning costs), acquisitions of properties, new development commitments, interest on indebtedness and debt repayments.

         For the year ended December 31, 1998, the Company had cash flows from operating activities of $69.4 million, net proceeds from the sale of nine properties of $63.4 million, and net proceeds from stock issuances of $19.3 million, including $6.6 million related to the dividend reinvestment plan and $3.3 million related to the stock loan program. These funds, together with $91.0 million of net proceeds from mortgage notes and the unsecured and secured credit facilities, were used during the year to primarily pay for $27.5 million of the total acquisition cost of five apartment properties containing 1,098 units, capital improvements to properties of $71.7 million (including $7.5 million related to the funding of new development costs), the $18.0 million investment in GGL, the purchase of 731,500 shares of common stock for $17.8 million, distributions to stockholders and unit holders of $74.3 million, principal payments of $5.6 million and financing costs of $28.3 million ($16 million related to the cost of settling forward treasury rate lock agreements). As a result, cash and cash equivalents decreased $0.5 million, from $9.8 million as of December 31, 1997 to $9.3 million as of December 31, 1998.

         The Company's principal demands for short-term liquidity are: ongoing maintenance and repairs to the Properties, capital improvements to the Properties, monthly debt service payments on indebtedness, distributions to stockholders and minority interest holders and property acquisitions. The Company anticipates that its cash provided by operating activities will be adequate to meet debt service and distribution obligations in 1999. The Company anticipates spending $42 million in 1999 for capital expenditures, including non-recurring capital expenditures and acquisition renovation and repositioning costs. Of the $42 million of capital expenditures budgeted for 1999, the Company is contractually obligated for approximately $10 million. In addition, the Company has a commitment to fund $37 million to GGL. In February 1999, the Company funded $32 million of the GGL commitment, which amount was partially funded through the proceeds of a $15 million unsecured loan obtained in February 1999. The Company anticipates selling several properties during the first six months of 1999 which will result in net proceeds of approximately $60 million which will be used to fund the Company's capital expenditure and a portion of GGL commitments and repay a portion of the Credit Facility.

         The Company has entered into various agreements to purchase four apartment properties, upon the completion of their construction and lease up phase, at an aggregate cost of $78.8 million. The purchases are anticipated to occur in late 1999 or early 2000 and will be funded through the assumption of existing construction loans or borrowings under the Credit Facility. Approximately $46 million of existing construction loans have scheduled maturities in 2001.

         During 1998, the Company spent approximately $7.5 million related to the funding of new development projects and $64.2 million on capital expenditures to its Properties. The Company has budgeted capital improvements of $42.0 million for 1999. Following is a summary of capital expenditures incurred in 1998 and budgeted for 1999 (in thousands):

                                                     1998          1999
                                                    -------       -------
Funding of new development projects...............  $ 7,523       $    --
Normal recurring capital expenditures.............   22,903        15,157
Non-recurring capital expenditures................   13,694         8,810
Acquisition renovation costs......................    9,891         2,523
Repositioning program capital expenditures........   17,699        15,535
                                                    -------       -------
     Total........................................  $71,710       $42,025
                                                    =======       =======

         Acquisition renovation costs and normal recurring capital expenditures were funded in 1998 from cash flow from operating activities and borrowings under the Credit Facility. All other capital expenditures were funded from borrowings under the Credit Facility. The non-recurring capital expenditures budgeted for 1999 include the construction of covered carports, the installation of access gates with perimeter fencing, retaining walls, installation of cable equipment and the reconstruction of balconies and exterior stairwells. The 1999 budgeted capital expenditures are anticipated to be funded from borrowings under the Credit Facility and proceeds from planned property dispositions.

         For the year ended December 31, 1998, the Company paid distributions of $35.1 million to common stockholders, $13.1 million to preferred stockholders and $26.1 million to minority interest holders. On March 3, 1999, the Company paid distributions of $11.6 million to common stockholders and $4.1 million to preferred stockholders and on March 1, 1999 paid distributions of $2.9 million to minority interest holders. The distributions paid to common stockholders and minority interest holders of common units were $0.4825 per share or unit, which equates to an annualized distribution of $1.93 per share or unit. Distributions on the Company's preferred stock, Preferred OP Units and certain of the minority interests of common stock have a priority over other distributions.

         As of December 31, 1998, the Company had outstanding indebtedness in the aggregate principal amount of $806.9 million, consisting of $654.3 million of conventional and tax-exempt fixed rate debt (including $180.5 million of variable rate debt which has been converted to fixed rate debt through interest rate swap agreements) and $152.6 million of variable rate debt (including $95 million outstanding under the Credit Facility).

         During the year ended December 31, 1998, the Company refinanced, repaid or assumed debt as summarized below (in thousands):

                          Outstanding                                                          Outstanding
                          Indebtedness                                                        Indebtedness
                             as of          Debt         Debt         Debt        Principal      as of
                            12/31/97       Proceeds      Assumed     Repaid     Amortization    12/31/98
                          ------------     --------      -------    ---------   ------------  ------------
Secured credit facility     $     --       $250,000      $    --    $      --     $    --        $250,000
Other fixed rate debt        370,069         37,448       13,391       11,372       5,251         404,285
Unsecured Term Loan          200,000             --           --      200,000          --              --
Other variable rate debt      58,285         57,955        5,750       64,035         373          57,582
Unsecured Credit Facility     74,000        214,000           --      193,000          --          95,000
                            --------       --------     --------    ---------     -------        --------
     Total                  $702,354       $559,403     $ 19,141    $ 468,407     $ 5,624        $806,867
                            ========       ========     ========    =========     =======        ========


         The following table sets forth certain information regarding the Company's outstanding indebtedness as of December 31, 1998:

                                        Weighted Average
                                    ------------------------      Outstanding        Percentage
                                    Interest        Years to       Principal             of
                                      Rate          Maturity      Balance (1)           Total
                                    --------        --------      -----------        ----------
Secured credit facility                 7.78%          8.5        $   250,000              31.0%
Conventional fixed rate                 7.69%          6.8            322,768              40.0%
Tax-exempt fixed rate                   6.30%         18.8             81,517              10.1%
                                     -------         -----        -----------        ----------

     Total fixed rate                   7.55%          8.9            654,285              81.1%
                                     -------         -----        -----------        ----------

Tax-exempt variable rate                4.85%         28.0             57,582               7.1%
Unsecured Credit Facility               7.67%          2.1             95,000              11.8%
                                     -------         -----        -----------        ----------

     Total variable rate                6.61%         11.9            152,582              18.9%
                                     -------         -----        -----------        ----------

         Total                          7.37%          9.5        $   806,867             100.0%
                                     =======         =====        ===========        ==========

(1)  In thousands.

         As of December 31, 1998, the Company's total indebtedness becomes due as follows (in thousands):

                                                                  Balloon
                                                    Principal     Payments       Total
                                                    ---------     --------      --------
1999 ............................................   $   7,159     $  8,335      $ 15,494
2000 ............................................       7,657        7,067        14,724
2001 ............................................       6,807      158,691       165,498
2002 ............................................       7,006           --         7,006
2003 ............................................       7,182       98,207       105,389
Thereafter.......................................     111,157      387,599       498,756
                                                    ---------     --------      --------
     Total.......................................   $ 146,968     $659,899      $806,867
                                                    =========     ========      ========

         The Credit Facility is with BankBoston, as agent for a group of financial institutions. The Company entered into a new agreement and changed the interest rate and maturity date of the previous Credit Facility in December 1998. The Credit Facility provides an unsecured borrowing commitment of up to $150 million, with borrowings outstanding under the Credit Facility generally bearing interest at LIBOR plus 1.875% (7.46% at December 31, 1998). Although the Company has a commitment up to $150 million, it must have sufficient unencumbered properties in order to borrow the full amount. At December 31, 1998, the Company's borrowing capacity was approximately $126 million. The Credit Facility expires in February 2001. In March 1999, the Company further modified the Credit Facility to increase its borrowing capacity. As of March 15, 1999, the Company's borrowing capacity was approximately $138 million, of which $123 million was outstanding.

         The Credit Facility contains customary representations, warranties and events of default which require the Company to comply with certain affirmative and negative covenants. The primary restrictive covenants provide that: (1) distributions to stockholders may not exceed 90% of funds from operations, as defined in the Credit Facility; (2) secured mortgage indebtedness may not exceed 46% of the Company's total assets before depreciation; (3) the Company's fixed charge coverage ratio, as defined, must exceed 1.5; and (4) the Company's debt service coverage ratio, as defined, must exceed 2.0. As of December 31, 1998, the Company is in compliance with all covenants of the Credit Facility.

         In December 1997, the Company entered into a term loan agreement (the "Term Loan") with BankBoston, as agent for a group of financial institutions. The term loan provided unsecured borrowings of $200 million and bore an interest rate of 1.375% over LIBOR. The Company repaid the Term Loan upon its maturity in December 1998 with proceeds from a $250 million secured credit facility with FNMA. This facility provides a revolving secured borrowing capacity of up to $250 million. As of December 31, 1998, the secured credit facility was fully drawn. The secured credit facility is divided into $75 million of fixed rate debt with a ten-year term, and $100 million and $75 million of floating rate debt with a ten year-term and a five-year term, respectively. The Company utilized $250 million of the forward treasury rate lock agreements entered into in 1997 in connection with executing the secured credit facility. In addition, in order to fix the interest rate on the $175 million of variable rate debt, the Company entered into a ten-year and a five-year interest rate swap agreement, creating effective interest rates on the $250 million secured credit facility ranging from 7.34% to 7.98%. These rates include the amortization of settlement costs of utilizing forward treasury rate lock agreements.

         The secured credit facility contains customary representations, warranties and events of default which require the Company to comply with affirmative and negative covenants. The restrictive covenants provide that: (i) the percentage of consolidated total indebtedness to consolidated total undepreciated assets be less than 56%; (ii) total equity, as defined, be greater than $600 million; (iii) earnings before interest, taxes, depreciation and amortization ("EBITDA") less capital expenditures (based on $300 per apartment unit) be greater than two times interest expense; and (iv) EBITDA less capital expenditures be greater than 1.5 times fixed changes (interest expense plus amortization plus preferred distributions). As of December 31, 1998, the Company is in compliance with all covenants of the secured credit facility.

         As of December 31, 1998, the Company had 124 of its Properties as collateral under various secured debt agreements.

         The Company expects to meet its long-term liquidity requirements, such as refinancing mortgages, including construction loans assumed related to new property developments, property acquisitions and capital improvements on property acquisitions, through long-term borrowings, both secured and unsecured, proceeds from property dispositions and the issuance of debt or equity securities.

         The Company's ability to acquire additional properties is dependent upon its ability to sell properties or obtain equity or debt financing. During 1998, the Company was able to raise additional equity, sell nine properties and incur indebtedness to acquire five properties. Currently, the Company's borrowing capacity under its Credit Facility is insufficient to acquire properties. As a result, the Company does not anticipate acquiring properties in 1999 (other than those to be purchased upon completion of development) unless it is able to sell existing properties in excess of the planned $60 million of dispositions. When the Company finances its acquisitions with debt, the Company expects that such acquired properties will generate cash flow adequate to service the associated indebtedness.

FUNDS FROM OPERATIONS

         Based on the guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT") and REIT industry standards, management believes funds from operations, or "FFO", is an appropriate measure of the performance of an equity REIT. FFO is generally calculated by excluding from net income any gains or losses from debt restructurings and sales of property and adding back any depreciation of real estate assets. In addition, extraordinary or unusual items that are non-recurring events which would materially distort the comparative measure of FFO are typically excluded. Management believes FFO helps to evaluate its operations by determining its ability to incur and service debt and to make capital expenditures. By adding depreciation expense back to net income, FFO presents a more accurate picture of the Company's operating cash flows. In evaluating FFO and the trends it depicts, consideration should be given to the major factors affecting FFO. Growth in FFO results from increases in revenues or decreases in related operating expenses. The Company's historical increases in FFO have been primarily the result of increased revenues coming from property acquisitions. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of performance or as an alternative to cash flow as a measure of liquidity. The Company's calculation of FFO includes income allocated to minority interests and assumes the conversion of all convertible securities, including minority interest securities. This calculation may differ from the FFO calculation used by other REITs and, accordingly, may not be comparable to similar entitled items reported by other REITs.

         Following is a calculation of the Company's FFO (in thousands):

                                                               1998                1997                1996
                                                               ----                ----                ----
         Net income available to common stockholders       $  10,736           $   9,396           $  13,182
         Preferred distributions (1) ...............           3,919               2,861               2,387
         Income allocated to minority interests (2)            7,435               4,109               1,705
         Extraordinary loss on debt extinguishment .             423                 422               1,848
         Gain on disposition of real property ......          (6,459)             (2,055)             (1,934)
         Depreciation of real estate assets ........          58,602              33,560              19,810
         Unusual charges (3) .......................           3,993               1,940                  --
                                                           ---------           ---------           ---------
         Funds from operations .....................       $  78,649           $  50,233           $  36,998
                                                           =========           =========           =========

         Cash flows provided by (used in):
              Operating activities .................       $  69,405           $  70,822           $  38,281
              Investing activities .................         (53,776)           (327,814)           (158,668)
              Financing activities .................         (16,094)            237,029             143,306

         (1) Distributions on convertible preferred stock were added back in computing FFO since their conversion to common shares is assumed.

         (2) Excludes distributions on the Preferred OP Units, which are not convertible into common stock and therefore not added back in computing FFO ($1,125 per quarter for 1998 and 1997).

         (3) Represents forward treasury rate lock agreement settlement costs in 1998 and an officer settlement agreement in 1997.


         FFO increased $28.4 million, or 56.6%, from $50.2 million for the year ended December 31, 1997 to $78.6 million for the year ended December 31, 1998. The increase in FFO was primarily due to increased property operating income offset by increased interest expense on new indebtedness, both resulting from the increased number of units owned as a result of property acquisitions.

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

         As discussed in Note (3) in the accompanying financial statements, effective July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets on a prospective basis. Following is the decrease to depreciation and increase to net income and FFO of this change in accounting policy for the year ended December 31, 1996:

Adjustment for change in accounting policy to capitalize
  carpet replacement costs (and effect on FFO) ...................................................     $ 864

Adjustment for effect of depreciation on capitalized carpet replacement costs.....................       (43)
                                                                                                       -----

Net effect on net income .........................................................................     $ 821
                                                                                                       =====

INFLATION

         The Company leases apartments under lease terms generally ranging from six to 12 months. Management believes that such short-term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), which establishes standards for accounting and reporting for derivative instruments. The Statement is effective for periods beginning after June 15, 1999; however, earlier application is permitted. Management is currently not planning on early adoption of this Statement. The Company expects the adoption of the provisions of the Statement to result in the Company presenting a statement of comprehensive income beginning in fiscal year 2000.

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

YEAR 2000 CONVERSION

         Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to disruptions in our operations. This problem is commonly referred to as the "Year 2000" issue. The Company has identified three primary information technology systems which are vulnerable to the Year 2000 issue:

         (1) General Ledger/Accounts Payable Systems. A new general ledger/accounts payable system was installed in October 1998 which has been warranted to be Year 2000 compliant. The total cost of the new system was approximately $750,000, which has been paid as of December 31, 1998.

         (2) Payroll. As of December 31, 1998, payroll is processed through ADP, an outside payroll vendor, on a system that is not Year 2000 compliant. The Company has selected a new payroll vendor, ProBusiness, to provide the payroll processing for the Company. The conversion from ADP to ProBusiness is expected to be completed by April 1999, for a total cost of approximately $85,000. The ProBusiness system has been warranted to be Year 2000 compliant.

         (3) On-Site Accounting. The on-site accounting and rent roll activities are processed on AMSI. The AMSI version currently used is Year 2000 compliant.

         The Company has also identified certain on-site, non-information technology systems that may be Year 2000 sensitive and is in the process of questioning vendors to determine whether these systems are vulnerable to the Year 2000 issue. Potential non-information technology systems include:


         o        access gates

         o        alarms

         o        irrigation systems

         o        thermostats

         o        utility meters and switches

         The identification phase is expected to be completed and the repair or replacement of any vulnerable systems begun by the end of the second quarter of 1999. The cost to repair or replace any Year 2000 vulnerable information technology systems is not expected to exceed $500,000.

         The Company has also identified those vendors it believes could have an impact on day-to-day operations and has developed a short questionnaire regarding the vendor's Year 2000 status. These vendors, consisting primarily of financial institutions, have been contacted to determine their Year 2000 status. In the event a vendor's system will not be Year 2000 compliant, the Company will assess the potential risk and, to the extent it is feasible, transfer business to alternate vendors.

         The Company will utilize both internal and external resources to reprogram, replace and test its systems for Year 2000 modifications. This process is anticipated to be completed by the second quarter of 1999. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted, which may have an adverse effect on the Company's operations.

         In the event of a complete failure of the Company's information technology systems, the Company would be able to continue the affected functions either manually or through the use of non-Year 2000 affected systems. The primary costs associated with such a necessity would be (1) increased time delays associated with posting of information, and (2) increased personnel to manually process the information. Increased costs associated with such personnel is not expected to exceed $1 million.

         The Company does not currently have a contingency plan in place. The need for a plan will be evaluated in 1999 as the Year 2000 conversion progresses.

         The cost of Year 2000 compliance and the estimated date of completion of necessary modifications are based on the Company's best estimates, which were derived from various assumptions of future events, including the continued availability of resources, third party modification plans and other factors. However, there is no guarantee these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company's policy has been to utilize long-term debt to finance its long-term assets. The Company utilizes both fixed rate and variable rate long-term debt. The table below presents principal cash flows and related weighted average effective interest rates of the Company's long-term fixed rate debt and variable rate debt (excluding variable rate debt converted to fixed rates through interest rate swap agreements) at December 31, 1998, by expected maturity dates:

                                                       Expected Maturity Date
                                                       As of December 31, 1998
                                                       -----------------------
                                                       (Dollars in thousands)

Description                           1999        2000        2001        2002      2003      Thereafter       Total     Fair Value
-----------                           ----        ----        ----        ----      ----      ----------       -----     ----------

Long-Term Debt:
   Fixed Rate Debt                  $ 14,799    $ 13,978    $ 69,699    $ 6,145    $ 29,467    $339,703     $ 473,791    $489,354
   Average Effective Interest Rate      6.66%       7.73%       7.49%      7.96%       7.59%       7.55%         7.53%
   Variable Rate Debt               $     --    $     --    $ 95,000    $    --    $     --    $     --     $  95,000    $ 95,000
   Average Effective Interest Rate        --          --        8.46%        --          --          --          8.46%

         There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

         The Company does not enter into derivative financial instrument transactions for trading or other speculative purposes, however, management has reduced the net exposure of interest rate fluctuations on its variable rate debt by utilizing derivative financial instruments. In order to minimize interest rate risk, management utilizes long-term fixed rate debt and enters into swap agreements on its variable rate long-term debt and enters into interest rate cap agreements on its variable rate tax exempt debt. Management believes that exposure to interest rate fluctuations on its variable rate Credit Facility is manageable as the outstanding balance will be reduced with long-term debt or proceeds from real estate asset sales. The table below presents variable rate debt for which there exists interest rate swap and interest rate cap agreements at December 31, 1998, by expected maturity dates:

                                                       Expected Maturity Date
                                                       As of December 31, 1998
                                                       -----------------------
                                                       (Dollars in thousands)

Description                           1999        2000        2001        2002      2003      Thereafter       Total     Fair Value
-----------                           ----        ----        ----        ----      ----      ----------       -----     ----------

Debt Hedged with
Interest Rate Swaps:
   Variable to Fixed Amount         $   70       $    75      $   81       $   90    $ 75,095     $105,083      $ 180,494   $180,494
   Average Pay Rate                   6.57%         6.57%       6.57%        6.57%       6.57%        6.57%          6.57%
   Average Received Rate              5.16%         5.16%       5.16%        5.16%       5.16%        5.16%          5.16%

Debt Hedged with
Interest Rate Caps:
   Tax Exempt Variable Amount       $  625       $   670      $  719       $  771    $    827     $ 53,970      $  57,582   $ 57,582
   Average Interest Rate              3.83%         3.83%       3.83%        3.83%       3.83%        3.83%          3.83%
   Average Rate Cap                   5.87%         5.87%       5.87%        5.87%       5.87%        5.87%          5.87%

         The Company has entered into three interest rate swap agreements to reduce its exposure to changes in interest expense related to changes in market interest rates. At any point in time these interest rate swap agreements may not be fully effective since the quarterly payments due from or payable to the counterparty are based on the LIBOR index, and the actual interest is based upon the imputed interest rate on 90-day mortgage-backed securities. Therefore, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. The Company also has entered into six rate cap agreements on its tax exempt variable rate debt to hedge against significant increases in tax exempt interest rates. The fair value liability of the Company's interest rate swap and cap agreements is approximately $15 million. A 10% change in interest rates as of December 31, 1998, with all other variables held constant, would result in a change in the fair value of the swap and rate cap agreements by an estimated $3.3 million. Changes in interest rates could also impact the fair values of the swap and rate cap agreements.

         The Company measures its interest rate risk by estimating the net amount by which the fair values of all interest rate sensitive liabilities, including derivative financial instruments, would be impacted by selected hypothetical changes in market interest rates. A 10% increase in interest rates as of December 31, 1998, with all other variables held constant, would result in a decrease in the fair value of fixed rate debt by an estimated $18 million. A 10% decrease in interest rates would result in a increase in the fair value of fixed rate debt by an estimated $19 million. In addition, a 10% adverse change in interest rates on the portion of the Credit Facility, which bears interest at LIBOR plus 1.875%, would result in an increase in interest expense of approximately $0.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary financial information are contained on pages F-1 through F-34 and S-1 through S-7 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements:

                           The financial statements are contained on pages F-1 through F-34 of this report.

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

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WALDEN RESIDENTIAL PROPERTIES, INC.

                                      By:      /s/    Marshall B. Edwards
                                         ----------------------------------
                                               Marshall B. Edwards
                                               Chief Executive Officer

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


       Signatures                                  Title                                         Date
       ----------                                  -----                                         ----


/s/  Marshall B. Edwards          Chief Executive Officer, President                         March 18, 1999
------------------------------    and Director (Principal Executive Officer)
Marshall B. Edwards

/s/  Mark S. Dillinger            Executive Vice President, Chief                            March 18, 1999
------------------------------    Financial Officer and Director
Mark S. Dillinger                 (Principal Financial and Accounting Officer)

/s/  Michael E. Masterson         Chairman of the Board of Directors                         March 18, 1999
------------------------------
Michael E. Masterson

                                  Chairman Emeritus                                          March 18, 1999
------------------------------
Don R. Daseke

/s/  Maxwell B. Drever            Chairman Emeritus                                          March 18, 1999
------------------------------
Maxwell B. Drever

/s/  Linda Walker Bynoe           Director                                                   March 18, 1999
------------------------------
Linda Walker Bynoe

/s/  Francesco Galesi             Director                                                   March 18, 1999
------------------------------
Francesco Galesi

/s/  Robert Honstein              Director                                                   March 18, 1999
------------------------------
Robert L. Honstein

/s/  Arch K. Jacobson             Director                                                   March 18, 1999
------------------------------
Arch K. Jacobson

/s/  Louis G. Munin               Director                                                   March 18, 1999
------------------------------
Louis G. Munin


                         INDEX TO FINANCIAL STATEMENTS

WALDEN RESIDENTIAL PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report ....................................................... F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997 ....................... F-3
Consolidated Statements of Income for each of the three years in the period ended December 31, 1998 ........................................................... F-4
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 1998 .............................................. F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998 ................................................... F-6
Notes to Consolidated Financial Statements ......................................... F-7



         The following financial statement supplementary schedule of the Registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

         Schedule III -- Real Estate and Accumulated Depreciation .................. S-1





                          INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of
Walden Residential Properties, Inc.

         We have audited the accompanying consolidated balance sheets of Walden Residential Properties, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audit for the year ended December 31, 1998 also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the management of Walden Residential Properties, Inc. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Walden Residential Properties, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for the cost of replacement carpets effective July 1, 1996.

/s/    Deloitte & Touche LLP
---------------------------------
DELOITTE & TOUCHE LLP

Dallas, Texas
March 18, 1999







                      WALDEN RESIDENTIAL PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share information)

                                                                                                      December 31,
                                                                                              ----------------------------
                                          ASSETS                                                 1998             1997
                                                                                                 ----             ----
Real estate assets, at cost
     Land ...............................................................................     $   170,347      $   173,635
     Buildings and improvements .........................................................       1,360,816        1,332,395
                                                                                              -----------      -----------
                                                                                                1,531,163        1,506,030
         Less:  Accumulated depreciation ................................................        (128,765)         (74,584)
                                                                                              -----------      -----------
                                                                                                1,402,398        1,431,446
Construction in progress ................................................................          29,322            1,583
Real estate assets held for sale ........................................................           7,162               --
Rent and other receivables ($1.5 million due from related party).........................           6,765            1,613
Prepaid assets ..........................................................................           6,055            5,257
Deferred financing costs, net ...........................................................          46,070            6,603
Cash and cash equivalents ...............................................................           9,292            9,757
Investment in real estate ventures ......................................................          18,000               --
Other assets ............................................................................           3,121            1,646
Restricted cash:
     Escrow deposits ....................................................................          21,568            9,047
     Additional collateral on loans .....................................................           2,520            2,520
                                                                                              -----------      -----------
         Total assets ...................................................................     $ 1,552,273      $ 1,469,472
                                                                                              ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgage notes payable .............................................................     $   461,867      $   428,354
     Secured credit facility ............................................................         250,000               --
     Unsecured term loan ................................................................              --          200,000
     Unsecured credit facility ..........................................................          95,000           74,000
     Accrued real estate taxes ..........................................................          22,869           22,571
     Accounts payable ...................................................................          13,564           13,648
     Accrued expenses and other liabilities .............................................          28,102           13,377
     Preferred distribution payable to minority interests ...............................             391              391
                                                                                              -----------      -----------
         Total liabilities ..............................................................         871,793          752,341
Commitments and contingencies (Note 13)
Minority interests ......................................................................         147,277          321,916
Stockholders' equity:
     Preferred stock, $.01 par value per share, 10,000 shares authorized, 6,993 and 5,712 shares issued and outstanding as of December 31, 1998 and 1997, respectively
       (aggregate liquidation value of $174,824) ........................................              70               57
     Common stock, $.01 par value per share,
       50,000 shares authorized, 23,637 and 18,030 shares issued and
       outstanding as of December 31, 1998 and 1997, respectively .......................             236              180
     Excess stock, $.01 par value per share,
        60,000 shares authorized, no shares issued ......................................              --               --
     Additional paid in capital .........................................................         620,006          456,842
     Notes receivable for stock purchases ...............................................          (6,410)          (5,263)
     Deferred compensation on Restricted Stock ..........................................          (1,108)          (1,404)
     Distributions in excess of net income ..............................................         (79,591)         (55,197)
                                                                                              -----------      -----------
         Total stockholders' equity .....................................................         533,203          395,215
                                                                                              -----------      -----------
              Total liabilities and stockholders' equity ................................     $ 1,552,273      $ 1,469,472
                                                                                              ===========      ===========

                 See Notes to Consolidated Financial Statements




                      WALDEN RESIDENTIAL PROPERTIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share information)

                                                               For the Year Ended
                                                                 December 31,
                                                     ---------------------------------------
                                                       1998            1997           1996
                                                       ----            ----           ----
REVENUES
     Rental income .............................     $ 268,224      $ 163,224      $ 105,602
     Other property income .....................        10,593          6,313          3,873
     Interest income ...........................         1,717          1,598          1,433
     Other income ..............................            --             --            263
                                                     ---------      ---------      ---------
       Total revenues ..........................       280,534        171,135        111,171
EXPENSES
     Property operating and maintenance ........        91,930         56,483         37,521
     Real estate taxes .........................        28,272         16,805         10,039
     General and administrative ................        11,901          7,734          5,124
     Unusual charges ...........................         3,993          1,940             --
     Interest ..................................        54,409         28,447         20,573
     Amortization ..............................         1,048            827            916
     Depreciation ..............................        59,227         33,841         19,810
       Total expenses
                                                     ---------      ---------      ---------
                                                       250,780        146,077         93,983
                                                     ---------      ---------      ---------
Operating income ...............................        29,754         25,058         17,188
     Gain on disposition of real property.......         6,459          2,055          1,934
                                                     ---------      ---------      ---------
Income before extraordinary item
   and income allocated to minority interests ..        36,213         27,113         19,122
     Extraordinary loss on debt extinguishment..          (423)          (422)        (1,848)
                                                     ---------      ---------      ---------
Income before income allocated
   to minority interests .......................        35,790         26,691         17,274
     Income allocated to minority interests ....       (11,935)        (4,109)        (1,705)
                                                     ---------      ---------      ---------
Net income .....................................        23,855         22,582         15,569
     Preferred distributions....................       (13,119)       (13,186)        (2,387)
                                                     ---------      ---------      ---------
Net income available to common stockholders ....     $  10,736      $   9,396      $  13,182
                                                     =========      =========      =========

Basic net income per share .....................     $    0.58      $    0.53      $    0.90
                                                     =========      =========      =========

Diluted net income per share ...................     $    0.58      $    0.53      $    0.89
                                                     =========      =========      =========

Basic weighted average number of common shares
   outstanding .................................        18,497         17,590         14,720
                                                     =========      =========      =========

Diluted weighted average number of common shares
  and common share equivalents outstanding .....        18,608         17,747         14,792
                                                     =========      =========      =========




                See Notes to Consolidated Financial Statements.



                      WALDEN RESIDENTIAL PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                (In thousands)






                                                      Preferred Stock              Common Stock         Additional
                                                      ---------------              ------------           Paid In
                                                   Shares       Par Value      Shares       Par Value     Capital
                                                   ------       ---------      ------       ---------     -------
Balance, January 1, 1996 ....................           --      $     --        14,190      $    142      $238,899
   Repurchases of the Company's
     common stock ...........................
   Officers'/Directors' stock purchase ......                                       19            --           (22)
   Retirement of common stock
     repurchased ............................                                     (318)           (3)       (6,075)
   Public offerings, net of offering costs ..        5,800            58         2,756            28       196,094
   Conversion of preferred stock to
     common stock ...........................          (14)           --            16            --
   Stock issued under the dividend
     reinvestment plan ......................                                      217             2         4,331
   Purchase and cancellation of
     minority interest securities ...........                                                                 (253)
   Distributions ............................
   Net income ...............................
                                                  --------      --------      --------      --------      --------
Balance, December 31, 1996 ..................        5,786            58        16,880           169       432,974
   Repurchases and retirements of the
      Company's common stock ................                                     (278)           (3)       (6,663)
   Public offerings, net of offering costs ..                                      161             2         3,522
   Conversion of preferred stock to
     common stock ...........................          (74)           (1)           84             1
   Stock issued under the dividend
     reinvestment plan ......................                                      955             9        21,950
   Stock issued through exercise of stock
     options ................................                                      138             1         2,700
   Restricted stock issuance ................                                      108             1         2,833
   Restricted stock cancellation ............                                      (18)           --          (474)
   Amortization of deferred
     compensation ...........................
   Distributions ............................
   Net income

                                                  --------      --------      --------      --------      --------
Balance, December 31, 1997 ..................        5,712            57        18,030           180       456,842
   Repurchases and retirements of the
        Company's common stock ..............                                     (731)           (7)      (17,765)
   Public offerings, net of offering costs ..                                      323             3         7,559
   Conversion of preferred stock to common
        stock ...............................           (3)                          3
   Conversion of minority interest securities
        to preferred and common stock .......        1,284            13         5,437            54       160,593
   Stock issued under the dividend
        reinvestment plan ...................                                      318             3         6,936
    Stock issued through exercise of stock
        options .............................                                       53             1         1,047
   Stock issued under stock loan program ....                                      206             2         4,858
   Restricted stock issuance ................                                        5                         136
   Restricted stock cancellation ............                                       (7)                       (200)
   Stock loan repayments ....................
   Amortization of deferred compensation ....
   Distributions ............................
   Net income ...............................
                                                  --------      --------      --------      --------      --------
   Balance, December 31, 1998 ...............        6,993      $     70        23,637      $    236      $620,006
                                                  ========      ========      ========      ========      ========






                                                       Notes
                                                     Receivable                            Distributions
                                                     for Stock    Deferred        Stock     in Excess of
                                                     Purchases   Compensation   Repurchases  Net Income
                                                     ---------   ------------   -----------  ----------
Balance, January 1, 1996 ....................         $ (4,971)     $     --      $     --     $(17,551)
   Repurchases of the Company's
     common stock ...........................                                       (6,462)
   Officers'/Directors' stock purchase ......             (292)                        387
   Retirement of common stock
     repurchased ............................                                        6,075
   Public offerings, net of offering costs ..
   Conversion of preferred stock to
     common stock ...........................
   Stock issued under the dividend
     reinvestment plan ......................
   Purchase and cancellation of
     minority interest securities ...........
   Distributions ............................                                                   (29,421)
   Net income ...............................                                                    15,569
                                                      --------      --------      --------     --------
Balance, December 31, 1996 ..................           (5,263)           --            --      (31,403)
   Repurchases and retirements of the
      Company's common stock ................                                           --
   Public offerings, net of offering costs ..
   Conversion of preferred stock to
     common stock ...........................
   Stock issued under the dividend
     reinvestment plan ......................
   Stock issued through exercise of stock
     options ................................
   Restricted stock issuance ................                         (2,834)
   Restricted stock cancellation ............                            474
   Amortization of deferred
     compensation ...........................                            956
   Distributions ............................                                                   (46,376)
   Net income
                                                                                                 22,582
                                                      --------      --------      --------     --------
Balance, December 31, 1997 ..................           (5,263)       (1,404)           --      (55,197)
   Repurchases and retirements of the
        Company's common stock ..............                                           --
   Public offerings, net of offering costs ..
   Conversion of preferred stock to common
        stock ...............................
   Conversion of minority interest securities
        to preferred and common stock .......
   Stock issued under the dividend
        reinvestment plan ...................
    Stock issued through exercise of stock
        options .............................
   Stock issued under stock loan program ....           (4,413)
   Restricted stock issuance ................                           (136)
   Restricted stock cancellation ............                            200
   Stock loan repayments ....................            3,266
   Amortization of deferred compensation ....                            232
   Distributions ............................                                                   (48,249)
   Net income ...............................                                                    23,855
                                                      --------      --------      --------     --------
   Balance, December 31, 1998 ...............         $ (6,410)     $ (1,108)     $     --     $(79,591)
                                                      ========      ========      ========     ========


                See Notes to Consolidated Financial Statements.



                      WALDEN RESIDENTIAL PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        For the Year Ended
                                                                            December 31,
                                                             ---------------------------------------
                                                                1998           1997          1996
                                                                ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ........................................     $  23,855      $  22,582      $  15,569
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Income allocated to minority interests ........        11,935          4,109          1,705
         Depreciation and amortization .................        60,275         34,668         20,726
         Amortization of deferred compensation on
           restricted stock ............................           232            956             --
         Amortization of deferred financing costs ......         1,373            121             --
         Gain on disposition of real property ..........        (6,459)        (2,055)        (1,934)
         Extraordinary loss on debt extinguishment .....           423            422          1,848
         Net effect of changes in operating accounts:
              Escrow deposits ..........................       (12,521)        (1,099)        (1,299)
              Receivables, prepaids, and other assets ..        (8,067)           622           (784)
              Accrued real estate taxes ................           298          6,172          1,438
              Accounts payable .........................        (2,641)           294            492
              Accrued expenses and other liabilities ...           702          4,030            520
                                                             ---------      ---------      ---------
                  Net cash provided by operating
                    activities .........................        69,405         70,822         38,281
                                                             ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of net assets of Drever Partners, Inc. and
       its affiliates, net of noncash items shown below.             --       (201,032)            --
     Purchase  of real estate assets, net of noncash
       items shown below ...............................       (27,512)      (103,114)      (168,219)
     Real estate asset additions .......................       (71,710)       (32,363)        (9,455)
     Proceeds from disposition of real property, net
       of noncash items shown below ....................        63,446          8,695         18,667
     Purchase of WDN Management net assets, net
       of noncash item shown below .....................            --             --            339
     Investment in real estate ventures ................       (18,000)            --             --
                                                             ---------      ---------      ---------
         Net cash used in investing activities .........       (53,776)      (327,814)      (158,668)
                                                             ---------      ---------      ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Proceeds from stock issuance, net of issuance
       costs ...........................................        15,996         28,185        200,614
     Proceeds from stock loan repayments ...............         3,266             --             --
     Purchase of the Company's common stock ............       (17,772)        (6,666)        (6,573)
     Purchase of minority interest securities ..........          (339)            --         (3,975)
     Distributions paid on common and preferred stock
       and minority interests ..........................       (74,329)       (47,979)       (31,210)
     Proceeds from term loan, unsecured
       credit facility and mortgage notes payable ......       309,403        393,098        166,770
     Proceeds from secured credit facility .............       250,000             --             --
     Payment of mortgage notes payable, unsecured
        credit facility, and term loan .................      (468,407)      (123,747)      (172,188)
     Principal reductions of mortgage notes payable ....        (5,624)        (3,716)        (5,242)
         Payment of financing costs ....................       (28,288)        (1,798)        (4,143)
     Prepayment penalties on debt extinguishment .......            --           (348)           (97)
     Additional collateral on loans ....................            --             --           (650)
                                                             ---------      ---------      ---------
         Net cash provided by (used in) financing
         activities ....................................       (16,094)       237,029        143,306
                                                             ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .....................................          (465)       (19,963)        22,919

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ..................................         9,757         29,720          6,801
                                                             ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD ...............................................     $   9,292      $   9,757      $  29,720
                                                             =========      =========      =========


                See Notes to Consolidated Financial Statements.



                      WALDEN RESIDENTIAL PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)



                                                                                           For the Year Ended
                                                                                               December 31,
                                                                               -----------------------------------------
                                                                                   1998           1997           1996
                                                                                   ----           ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Cash paid for interest ..............................................     $     52,270     $  26,342      $  20,706
                                                                               ============     =========      =========

SUPPLEMENTAL DISCLOSURE OF
  NONCASH INVESTING AND FINANCING
  ACTIVITIES:
     Purchase of net assets of Drever Partners, Inc. .....................
       and its affiliates:
         Rent and other receivables ......................................     $         --     $   4,635      $      --
         Prepaid and other assets.........................................               --           315             --
         Escrow deposits .................................................               --         2,579             --
         Mortgage notes payable ..........................................               --      (166,995)            --
         Accrued real estate taxes .......................................               --        (8,433)            --
         Accounts payable ................................................               --        (7,765)            --
         Accrued expenses and other liabilities ..........................               --        (3,998)            --
         Minority interest securities ....................................               --      (303,488)            --
                                                                               ------------     ---------      ---------
                                                                               $         --     $(483,150)     $      --
                                                                               ============     =========      =========
     Items related to purchase of assets:
         Mortgage notes assumed ..........................................     $     19,141     $  10,816      $  14,748
                                                                               ============     =========      =========
         Minority interest securities issued for purchase
              of assets ..................................................     $        505     $   1,050      $      --
                                                                               ============     =========      =========
     Accrued real estate asset additions .................................     $      3,024     $     104      $     517
                                                                               ============     =========      =========
     Mortgage notes assumed by buyer upon
        disposition of property ..........................................     $         --     $      --      $   4,195
                                                                               ============     =========      =========
     Purchase of WDN Management net assets ...............................     $         --     $      --      $    (354)
                                                                               ============     =========      =========
     Notes receivable for stock purchases ................................     $      4,413     $      --      $     292
                                                                               ============     =========      =========
     Deferred compensation on restricted stock,
       net of cancellations ..............................................     $        (64)    $   2,359      $      --
                                                                               ============     =========      =========
     Conversion of minority interest securities
       to common and preferred stock .....................................     $    160,660     $      --      $      --
                                                                               ============     =========      =========
     Deferred financing costs settled with interest rate
         swap agreements .................................................     $     14,032     $      --      $      --
                                                                               ============     =========      =========
     Distribution payable to minority interest
       holders ...........................................................     $        391     $     391      $     377
                                                                               ============     =========      =========

                See Notes to Consolidated Financial Statements.




                      WALDEN RESIDENTIAL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION

         Walden Residential Properties, Inc. (the "Company") was formed on September 29, 1993 as a Maryland corporation. The Company is a Dallas, Texas based equity real estate investment trust ("REIT") as defined under the Internal Revenue Code of 1986, as amended. On February 9, 1994, the Company completed an initial public offering ("IPO") of its common stock, which is listed on the New York Stock Exchange. As of December 31, 1998, the Company owned 150 multifamily properties, containing 41,594 apartment units, primarily in the Southwest and Southeast regions of the United States. The Company's real estate assets are operated with the same long-term objectives and therefore are viewed as a single operating segment.

(2)      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The Company consolidates investments in partnerships in which it has a controlling general partner interest through its right to make major decisions such as the acquisition, sale, financing or refinancing of principal partnership assets, issuance of debt or equity securities, declaration and payment of distributions and all other business matters.

         The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned corporation and partnership subsidiaries and four limited partnerships in which the Company is the general partner and has a controlling interest. The limited partnership interests not owned by the Company are accounted for as minority interests (see Note 11). All material intercompany transactions and account balances have been eliminated in consolidation.

         Investment in Real Estate Ventures

         The Company has an investment in a limited partnership and a limited liability corporation (see Note 6). The Company does not control either entity and records its investment on the equity method.

         Income Recognition

         Rental, interest and other income are recorded on the accrual method of accounting as earned.

         Rental Operations

         As of December 31, 1998, the Company owned 150 multifamily properties in eleven states; with 68% of its apartment units located in Texas and 27% located in Florida, Oklahoma, Arizona, Tennessee and Utah. Of the total units owned, 11,723 or 28% are located in the Houston area and 10,887 or 26% are located in the Dallas/Fort Worth area. Apartment units are leased to residents on terms of one year or less, with monthly payments due in advance. The Company has 15 properties which are subject to Federal, state and local statutes or other restrictions requiring that a percentage of apartments be made available to lower or moderate income families. In management's opinion,




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


due to the number of residents, the type and diversity of markets in which the properties operate and the collection terms, there is no concentration of credit risk.

         Unusual Charges

         During 1998, the Company settled a $25 million forward treasury interest rate lock agreement which was not utilized in connection with a financing transaction. The settlement cost of approximately $4.0 million is reflected as an unusual charge in the accompanying statement of income.

         In October 1997, the Company entered into a settlement agreement in connection with the resignation of its former Chief Executive Officer ("CEO") and Chairman of the Board. The total cost of this settlement of $1.9 million is reflected as an unusual charge in the statement of income. The vesting of the restricted stock that was issued to this individual was accelerated and these shares now vest in October 2000. The vesting of all stock options held by this individual was accelerated such that they vested immediately and expire in October 2002.

         Cash and Cash Equivalents

         All cash and investments in money market accounts, excluding restricted cash, that have a maturity of three months or less at the time of purchase are considered to be cash and cash equivalents.

         Restricted Cash

         Restricted cash consists of two major components: (1) security deposits and escrow deposits held by lenders for the payment of property taxes, insurance and replacement reserves and (2) additional collateral on mortgage notes payable. Restricted cash related to security and escrow deposits is invested primarily in short-term securities. Restricted cash related to additional collateral on mortgage notes is invested in long-term government securities. Restricted cash is not available for general operating purposes.

         Real Estate Assets and Depreciation

         Expenditures directly related to the acquisition and improvement of real estate assets are capitalized at cost as land, buildings and improvements. The Company capitalizes the cost of exterior painting and roof replacement in excess of $10,000, appliances, and expenditures for other major property improvements, as well as rehabilitation and repositioning costs incurred for properties owned or acquired. Effective July 1, 1996, the Company revised its method of accounting to capitalize the cost of replacement carpets on a prospective basis (see Note 3).

         Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 14 to 30 years for buildings and three, five, ten or 15 years for personal property.




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the Company's policy of reviewing for impairment of long-lived assets by reviewing expected future cash flows of its properties, there were no adjustments necessary for impairment of properties during the three year period ended December 31, 1998.

         Construction in Progress

         Costs related to the Company's property repositioning programs, acquisition renovations, and new development are recorded as construction in progress until completion of the project, at which time they are placed in service and transferred to buildings and improvements. Upon their transfer, depreciation on such improvements commences.

         The Company capitalizes carrying costs, primarily interest costs on outstanding indebtedness, related to amounts funded for new developments projects until completion of the project. Interest costs of approximately $154,000 were capitalized and recorded to construction in progress during 1998.

         Real Estate Held for Sale

         As of December 31, 1998, the Company had one property, containing 256 units, as real estate held for sale. Depreciation on such property ceased at the time it was listed as held for sale. Net operating income for this property was $841,000 for the year ended December 31, 1998.

         Deferred Financing Costs and Amortization

         The costs incurred under forward treasury rate lock agreements utilized in financing transactions, the cost of interest rate swap and cap agreements and legal fees and other costs associated with obtaining financing have been capitalized and are being amortized over the terms of the related debt. Deferred financing costs are reported net of accumulated amortization of $1,979,000 and $1,625,000 as of December 31, 1998 and 1997, respectively.

         Derivative Instruments

         The Company has entered into forward treasury rate lock agreements in order to hedge its exposure to interest rate fluctuations. Settlement costs incurred under the forward treasury rate lock agreements utilized in financing transactions are capitalized as deferred financing costs and amortized to interest expense over the term of the related financing, or expensed if the refinancing does not occur.

         The Company has entered into interest rate swap agreements at the request of lenders to provide variable rate debt with a fixed interest rate feature. Each interest rate swap agreement corresponds to all or a portion of the outstanding principal balance of a specific debt obligation. The





                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Company records the amounts paid or received pursuant to the swap agreements as an adjustment to interest expense, and the related payable or receivable to or from the counterparty as a liability or asset, respectively.

         The Company also enters into interest rate cap agreements to ensure that interest rates on certain variable rate debt obligations do not exceed specified rates. Each interest rate cap agreement corresponds to a specific debt obligation. The interest rate cap agreements entered into by the Company during 1998 were required by lenders. The fees paid to obtain rate cap agreements are recorded as deferred financing costs and amortized over the term of the rate cap agreement.

         The termination of the above derivative instruments prior to scheduled maturities would result in a charge to expense for the amount of unamortized costs and payments required under the agreements which vary from amounts recorded.

         Income Taxes

         The Company elected to be taxed as a REIT for Federal income tax purposes as provided under the Internal Revenue Code of 1986, as amended, effective with its taxable year ended December 31, 1994. As a result, the Company generally will not be subject to Federal income taxation if it distributes 95% of its REIT taxable income to its stockholders and satisfies certain other requirements. The Company qualified as a REIT for its taxable years prior to 1998 and anticipates that its method of operations will enable it to continue to satisfy the requirements for such qualification.

         Minority Interests

         Minority interests represent limited partnership interests not owned by the Company in partnerships for which the Company is general partner and has a controlling interest. Amounts initially are recorded based on the fair value of the cash and securities issued in exchange for the net assets acquired (see
Note 11). Partnership units are convertible into common stock (5,748,369 units at December 31, 1998) ("Common OP Units") and preferred stock (714,440 units at December 31, 1998) ("Preferred OP Units") (collectively, the "OP Units") in accordance with the partnership agreements. Minority interest holders are entitled to cash distributions at rates equivalent to common or preferred stockholders of the Company as defined in the partnership agreements. Certain Common OP Units have guaranteed distributions. Income allocated to minority interests is equal to either (i) the preferred or guaranteed distributions paid or accrued or (ii) an amount equal to income before income allocated to minority interests divided by the number of common shares and Common OP Units.

         Stock-based Compensation

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




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

         The following table presents information necessary to calculate basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

                                                                           For the Year Ended December 31,
                                                                        ------------------------------------
                                                                          1998          1997          1996
                                                                          ----          ----          ----
Net Income for Basic and Diluted Computation:
     Income before extraordinary item and income allocated to
       minority interests .........................................     $ 36,213      $ 27,113      $ 19,122
     Extraordinary loss on debt extinguishment ....................         (423)         (422)       (1,848)
                                                                        --------      --------      --------
     Income before minority interests .............................       35,790        26,691        17,274
     Income allocated to minority interests .......................      (11,935)       (4,109)       (1,705)
                                                                        --------      --------      --------
     Net income ...................................................       23,855        22,582        15,569
     Preferred distributions ......................................      (13,119)      (13,186)       (2,387)
                                                                        --------      --------      --------
     Net income available to common stockholders (basic and diluted
       net income per share computation) ..........................     $ 10,736      $  9,396      $ 13,182
                                                                        ========      ========      ========

Basic Net Income per Share:
     Before extraordinary item, less preferred distributions ......     $   0.60      $   0.55      $   1.02
     Extraordinary loss on debt extinguishment ....................        (0.02)        (0.02)        (0.12)
                                                                        --------      --------      --------
     Net income available to common stockholders ..................     $   0.58      $   0.53      $   0.90
                                                                        ========      ========      ========

Diluted Net Income per Share:
     Before extraordinary item, less preferred distributions ......     $   0.60      $   0.55      $   1.02
     Extraordinary loss on debt extinguishment ....................        (0.02)        (0.02)        (0.13)
                                                                        --------      --------      --------
     Income available to common stockholders ......................     $   0.58      $   0.53      $   0.89
                                                                        ========      ========      ========

Weighted Average Number of Shares Outstanding (a):
     Basic ........................................................       18,497        17,590        14,720
     Dilutive effect of outstanding options .......................          111           157            72
                                                                        --------      --------      --------
     Diluted ......................................................       18,608        17,747        14,792
                                                                        ========      ========      ========

(a) Excludes the convertible preferred shares, warrants and Common OP Units (see Note 11) and 1,719,875 stock options (see Note 10), which are anti-dilutive.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Environmental Remediation Costs

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

         Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. For the Company, comprehensive income is equal to net income for each of the three years in the period ended December 31, 1998.

         Segment Reporting

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. The Company operates solely in the real estate industry, managing apartment properties across the United States. The Company's real estate assets are operated with the same long-term objectives and therefore are viewed as a single operating segment. Because the Company has no operations outside of the United States, its country of domicile, information as to geographical operations is not presented.

         New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), which establishes standards for accounting and reporting for derivative financial instruments. The Statement is effective for periods beginning after June 15, 1999; however, earlier application is permitted. Management is currently not planning on early adoption of this Statement. The Company expects the adoption of the provisions of the Statement to result in the Company presenting a statement of comprehensive income beginning in fiscal year 2000.

         Reclassifications

         Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

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





                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

policies currently being used by the majority of the largest publicly traded apartment REITs and provides a better matching of expenses with the related benefit of the expenditures.

         Following is pro forma information as if the revised capitalization policy was in effect as of January 1, 1996 (in thousands, except per share data):

                                                                             Year Ended
                                                                           December 31,
                                                                           ------------
                                                                                1996
                                                                                ----

Income before extraordinary item and income allocated to minority
  interests as reported ...............................................     $   19,122
Add:  Adjustment for change in accounting policy to capitalize carpet
  replacement costs ...................................................            264
                                                                            ----------
Income before extraordinary item and income allocated to minority
  interests as adjusted ...............................................     $   19,386
                                                                            ==========
Net income as adjusted ................................................     $   15,833
                                                                            ==========
Net income available to common stockholders as adjusted ...............     $   13,446
                                                                            ==========
Basic net income per share:
     Before extraordinary item, less preferred distributions and income
       allocated to minority interests as reported ....................     $     1.02
     Adjustment for effect of change in accounting policy .............           0.02
                                                                            ----------
     Income before extraordinary item, less preferred distributions and
       income allocated to minority interests as adjusted .............     $     1.04
                                                                            ==========

     Net income available to common stockholders as reported ..........     $     0.90
     Adjustment for effect of change in accounting policy .............           0.02
                                                                            ----------
     Net income available to common stockholders as adjusted ..........     $     0.92
                                                                            ==========
Diluted net income per share:
     Before extraordinary item, less preferred distributions and income
       allocated to minority interests as reported ....................     $     1.02
     Adjustment for effect of change in accounting policy .............           0.02
                                                                            ----------
     Income before extraordinary item, less preferred distributions and
       income allocated to minority interests as adjusted .............     $     1.04
                                                                            ==========

     Net income available to common stockholders as reported ..........     $     0.89
     Adjustment for effect of change in accounting policy .............           0.02
                                                                            ----------
     Net income available to common stockholders as adjusted ..........     $     0.91
                                                                            ==========

(4)      ACQUISITIONS AND DISPOSITIONS

         Acquisitions

         During 1998, the Company acquired five apartment properties containing 1,098 units (or 581 weighted average units) for a cost of $46.7 million. The acquisitions were funded through the assumption of $19.2 million of indebtedness, proceeds from property dispositions, and cash flow from operations.

         During 1997 the Company acquired 93 apartment properties containing 21,467 units (or 6,037 weighted average units) for a cost of $799.2 million. Included in the 1997 acquisitions is the acquisition by the Company of the assets and business of Drever Partners, Inc. and its affiliates,




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(collectively, "Drever"), a private real estate management company based in San Francisco and Houston. This acquisition included 18 partnerships for which Drever was the general partner, which owned 79 apartment properties with 18,118 units. Pursuant to an Exchange Agreement with Drever, the consideration exchanged by the Company consisted of approximately $95 million of cash, the assumption of $286 million of mortgage debt (of which the Company repaid $119 million with proceeds from an unsecured term loan and its unsecured credit facility) and approximately $304 million (based upon the price of the Company's stock at the time of the announcement of the acquisition) of Common OP Units and Preferred OP Units, issued by a newly-formed operating partnership subsidiary of the Company, Walden/Drever Operating Partnership, L.P. ("WDOP"), to the shareholders and partners of and equity participants in Drever. See Note 11 for additional information concerning these Common and Preferred OP Units.

         During 1996 the Company acquired 16 apartment properties containing 5,034 units (or 1,631 weighted average units) for a cost of $179.0 million. In addition, in connection with one property acquired in December 1996, the Company acquired approximately 81 acres of adjacent undeveloped land in Nashville, Tennessee for $4 million.

         The properties acquired in 1998, 1997 and 1996 are located in the states of Texas, Florida, California, Georgia, Arizona and Tennessee. The acquisitions are accounted for by the purchase method of accounting, and the accompanying consolidated financial statements reflect the results of operations of the acquired properties since the date of purchase.

         Dispositions

         On August 26, 1998, the Company disposed of four properties in Dallas/Fort Worth, Texas with a total of 1,151 units for net sale proceeds of $36.7 million. On December 17, 1998, the Company disposed of five properties in Houston, Texas with a total of 838 units for net sale proceeds of approximately $26.7 million. On October 2, 1997, the Company disposed of one 392-unit property located in Dallas, Texas for net sale proceeds of $8.7 million. During 1996, the Company disposed of three properties containing 832 units. In connection with these dispositions, the Company reported gains in the amount of $6.5 million, $2.1 million and $1.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         On February 26, 1999, the Company entered into an agreement to sell Eagle Pointe Apartments, a 256-unit property located in Indianapolis, Indiana, for $10.5 million. In connection therewith, the Company received a refundable earnest money deposit of $50,000. The sale of Eagle Pointe is contingent upon the completion of normal due diligence procedures by the purchaser, therefore, there is no guarantee that the purchaser will acquire the property.

         Pro Forma Information (Unaudited)

         The following unaudited condensed pro forma information for each of the two years ended December 31, 1998 was prepared from the consolidated financial statements of the Company by adjusting for the effect of the historical operations of all property acquisitions and dispositions in




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1998 and 1997, including debt used to finance acquisitions or repaid from proceeds of dispositions, as if all of these transactions had occurred on January 1, 1997. The pro forma results do not include gains on property dispositions or extraordinary losses on early extinguishment of debt. The following information is not necessarily indicative of what the performance would have been had the Company owned these properties for the entire period, nor does it purport to represent future results of operations of the Company. (In thousands, except per share information.)

                                                                Pro Forma
                                                                ---------
                                                          Year Ended December 31,
                                                          -----------------------
                                                           1998           1997
                                                           ----           ----

Revenues ............................................... $ 273,504      $ 267,038
Expenses ...............................................   246,753        250,277
                                                         ---------      ---------
Income before income allocated to minority interests....    26,751         16,761
Income allocated to minority interests .................    (8,740)        (5,149)
                                                         ---------      ---------
Net income .............................................    18,011         11,612
Preferred distributions ................................   (13,119)       (13,186)
                                                         ---------      ---------
Net income (loss) available to common stockholders ..... $   4,892      $  (1,574)
                                                         =========      =========
Basic net income (loss) per share ...................... $    0.26      $   (0.09)
                                                         =========      =========
Diluted net income (loss)  per share ................... $    0.26      $   (0.09)
                                                         =========      =========

(5)      REAL ESTATE ASSETS

         Changes in real estate assets and related accumulated depreciation for the years ended December 31, 1998 and 1997 are as follows (in thousands):

Real estate assets:
         Balance at January 1, 1997 ................. $   683,515
     Purchase of real estate assets .................     799,162
     Sale of real estate assets .....................      (7,323)
     Fixed asset additions ..........................      30,676
                                                      -----------
         Balance at December 31, 1997 ...............   1,506,030

     Purchase of real estate assets .................      46,653
     Real estate held for sale ......................      (8,983)
     Sale of real estate assets .....................     (59,533)
     Fixed asset additions ..........................      46,996
                                                      -----------
         Balance at December 31, 1998 ............... $ 1,531,163
                                                      ===========

Accumulated depreciation:
         Balance at January 1, 1997 ................. $    41,707
     Depreciation expense ...........................      33,560
     Write off related to real estate assets sold....        (683)
                                                      -----------
         Balance at December 31, 1997 ...............      74,584
     Depreciation expense ...........................      58,602
     Real estate held for sale ......................      (1,821)
     Write off related to real estate assets sold....      (2,600)
                                                      -----------
         Balance at December 31, 1998 ............... $   128,765
                                                      ===========


(6)      TRANSACTIONS WITH AFFILIATES

         WDN Management Company



                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

         Investment in GGL Ventures LLC

         On December 27, 1998, the Company entered into an agreement to invest $55 million, which represents preferred membership units of GGL Ventures LLC ("GGL"), a newly formed entity for which a group of entities owned by a member of the Company's board of directors, have control and voting power. GGL was established to acquire 17 apartment communities located primarily in Georgia, of which seven properties were purchased on December 27, 1998. The Company made an initial investment of $18 million in GGL in December 1998, an additional investment of $32 million on February 26, 1999, and, pursuant to the agreement, is required to purchase additional preferred membership units totaling $5 million in 1999. In exchange for its investment in GGL, the Company is to receive a 12% cumulative preferred return on its equity investment. The Company may receive up to an additional 6% preferred return on its investment from available cash in connection with sales or refinancings of GGL assets. For the period ended December 31, 1998, the Company has accounted for its investment in GGL on the equity method which is reflected in investment in real estate ventures in the accompanying balance sheet. The following table summarizes the net assets of GGL as of December 31, 1998 (in thousands):

Real estate assets                                 $133,826
Other assets                                          8,489
                                                   --------
      Total assets                                 $142,315
                                                   ========

Mortgage notes payable                             $103,970
Accounts payable and other liabilities                  345
Venturers' capital - the Company                     18,000
Venturers' capital - other members                   20,000
                                                   --------
      Total liabilities and venturers' capital     $142,315

         The results of operations of GGL were insignificant for the year ended December 31, 1998.

         In connection with this transaction, the Company formed WGGL Corporation ("WGGL"), a wholly owned subsidiary, to manage the properties purchased by GGL. Beginning in 1999, WGGL will receive a monthly management fee equal to 3.5% of the gross receipts of the properties.

         Peppertree Associates, Ltd.

         Peppertree Associates, Ltd. ("Peppertree") owns a 504-unit apartment property located in Austin, Texas, which has been fee managed by the Company since its IPO in 1994. In June 1998, the Company executed a loan with Peppertree to facilitate the refinancing of the first mortgage loan





                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

on the property ($1.5 million balance at December 31, 1998 which is included in rent and other receivables in the accompanying balance sheet). In connection with this refinancing, the first mortgage lender required the Company to replace the existing 1% general partner of Peppertree. Pursuant to Peppertree's partnership agreement, the Company does not have a controlling interest and therefore records its investment in Peppertree on the equity method.

         The $1.5 million note matures on January 1, 2009 and requires monthly payments to the Company of interest and excess cash flow from the property at an effective annual interest rate of 17.6% ($139,000 of interest income recorded in 1998).


(7)      MORTGAGE NOTES PAYABLE, UNSECURED TERM LOAN AND UNSECURED CREDIT
         FACILITY

         Mortgage notes payable (including the Company's secured credit facility) and the Company's unsecured term loan (the "Term Loan") and unsecured credit facility (the "Credit Facility") consist of the following (in thousands):

                                                    As of December 31, 1998                  Principal Balance
                                                   ------------------------                 As of December 31,
                                            Weighted Average   Weighted Average           -----------------------
                                             Interest Rate     Years to Maturity          1998               1997
                                             -------------     -----------------          ----               ----

Conventional Fixed Rate Mortgage Notes:
     Mortgage notes payable
       to the Federal National
       Mortgage Association (FNMA) ....           8.81%                5.1               $ 42,502          $ 43,101

     Mortgage notes payable
       to insurance companies .........           7.99%                4.6                167,126           170,103
     Mortgage notes payable to
          JP Morgan ...................           6.78%               10.8                110,000            78,052

     Mortgage notes payable - other ...           8.50%                1.7                  3,140             3,175
                                                 -----               -----               --------          --------
                                                  7.69%                6.8                322,768           294,431

     Secured credit facility (1) ......           7.78%                8.5                250,000                --
                                                 -----               -----               --------          --------
                                                  7.73%                7.5                572,768           294,431
Tax-exempt Mortgage Notes:
     Fixed rate .......................           6.30%               18.8                 81,517            75,638
     Variable rate ....................           4.85%               28.0                 57,582            51,085
                                                 -----               -----               --------          --------
                                                  5.70%               22.6                139,099           126,723
Variable Rate Notes:
     Unsecured Term Loan ..............             --                  --                     --           200,000
     Unsecured Credit Facility ........           7.67%                2.1                 95,000            74,000
     Other ............................             --                  --                     --             7,200
                                                 -----               -----               --------          --------
                                                  7.67%                2.1                 95,000           281,200
                                                 -----               -----               --------          --------
     Total/Weighted Average ...........           7.37%                9.5               $806,867          $702,354
                                                 =====               =====               ========          ========


(1) Interest rate on $175,000 is fixed through interest rate swap agreements.

         As of December 31, 1998, the Company had collateralized 124 of its 150 properties under various mortgage loans.

         Conventional Mortgage Notes Payable





                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Conventional mortgage notes payable include 58 loans encumbering 73 properties at December 31, 1998. Mortgage notes for $322.8 million are payable in monthly installments aggregating approximately $2.5 million, including principal and interest at various fixed rates ranging from 6.62% to 9.22% per annum. Scheduled maturities are at various dates ranging from August 1, 2000 through June 30, 2016.

         In March 1998, $78.1 million of conventional fixed-rate mortgages were refinanced with $110.0 million of fixed-rate debt, of which $80 million of such debt bears interest at 6.62% and matures in March 2007 and the remaining $30 million bears interest at 7.06% and matures in June 2016. In connection with the $30 million mortgage, the Company utilized a $20 million forward treasury rate lock agreement, which resulted in a settlement cost of $0.7 million. The settlement cost is included in deferred financing costs and will be amortized over the 18 year loan term for an effective fixed annual interest rate of 7.22%.

         In December 1998, in connection with the sale of five Houston, Texas properties, the Company retired $4.5 million of conventional, fixed-rate mortgage indebtedness.

         Secured Credit Facility

         On December 15, 1998, the Company entered into a $250 million secured revolving credit facility agreement with the Federal National Mortgage Association (FNMA), which is collateralized by 35 properties. The credit facility is divided into three tiers, as described below:

                                                                  Fixed                                  Effective
     Loan                                      Fixed              Rate                                     Fixed
   Amount                  Term                Rate               Swap          Amortization               Rate
   ------                  ----                ----               ----          ------------               ----
(in millions)
   $  75                 10 years             6.385%              N/A             30 Years                7.95%(1)
     100                 10 years               N/A              6.75%(2)             None                7.98%(2)
      75                  5 years               N/A              6.54%(3)             None                7.34%(3)
   -----
    $250
   =====

(1) The Company utilized a $75 million forward treasury rate lock agreement at a settlement cost of $11.9 million. The settlement cost is included in deferred financing costs and will be amortized to interest expense over the 10 year loan term for an effective fixed annual interest rate of 7.95%.

(2) The Company entered into a $100 million variable rate loan with FNMA, which requires quarterly interest payments in advance based on the 90 day FNMA mortgage backed security ("MBS") rate plus 0.8% ($1.3 million included in prepaid assets at December 31, 1998). In order to fix the interest rate on this loan, the Company entered into a ten year above market interest rate swap agreement with Deutsche Bank, in exchange for their settlement of a portion of the Company's $100 million forward treasury rate lock agreement at a cost of approximately $10 million. The swap agreement fixed the interest rate at 6.75% and is settled quarterly. In addition, the Company settled the remaining portion of the $100 million forward treasury rate lock agreement at a cost of $4.3 million,which is included in deferred financing costs and will be amortized to interest expense over the 10 year loan term. These transactions result in an effective annual interest rate of 7.98% (including the 0.8% FNMA fee).

(3) The Company entered into a $75 million variable rate loan with FNMA, which requires quarterly interest payments in advance based on the 90 day FNMA MBS rate plus 0.8% ($1.0 million included in prepaid assets at December 31, 1998). In order to fix the interest rate on this loan, the Company entered into a five year above







                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         market interest rate swap agreement with Morgan Guaranty Trust Company, in exchange for their settlement of the Company's $75 million forward treasury rate lock agreement at a cost of approximately $4 million. The swap agreement fixed the interest rate at 6.54% and is settled quarterly. Including the 0.8% FNMA fee, the effective annual interest rate on this loan is 7.34%.

         The total settlement cost of approximately $14 million paid on behalf of the Company by Deutsche Bank and Morgan Guaranty Trust Company has been recorded as both a deferred financing cost and an accrued liability in the accompanying balance sheet at December 31, 1998. The asset will be amortized to interest expense over the related terms of the interest rate swap agreements.

         The secured credit facility contains customary representations, warranties and events of default which require the Company to comply with affirmative and negative covenants. The restrictive covenants provide that: (i) the percentage of consolidated total indebtedness to consolidated total undepreciated assets be less than 56%; (ii) total equity, as defined, be greater than $600 million; (iii) earnings before interest, taxes, depreciation and amortization ("EBITDA") less capital expenditures (based on $300 per apartment unit) be greater than two times interest expense; and (iv) EBITDA less capital expenditures be greater than 1.5 times fixed charges (interest expense plus amortization plus preferred distributions). As of December 31, 1998, the Company was in compliance with all covenants of the secured credit facility.

         As of December 31, 1998, the secured credit facility is fully drawn. Proceeds were used to retire the Company's $200 million term loan (described below) and pay down a portion of the unsecured credit facility.

         Tax-Exempt Mortgage Notes Payable

         At December 31, 1998, 16 of the Company's properties are encumbered by 14 mortgage notes which were financed from the proceeds of tax-exempt bonds, for which all but one loan have credit enhancements. The total amount of these mortgage notes are approximately $139.1 million at December 31, 1998, of which $81.5 million are fixed rate loans with monthly installments of approximately $0.5 million, including principal and interest at rates ranging from 4.85% to 6.70% per annum. The scheduled maturities on these notes range from September 1, 1999 through September 1, 2028. The remaining tax-exempt mortgage notes in the amount of $57.6 million have variable interest rates, are payable in monthly installments of principal and interest (with a weighted average annual interest rate of 4.85% as of December 31, 1998) and scheduled maturities ranging from January 15, 2023 to February 1, 2028.

         On October 28, 1998, the Company refinanced $5.5 million of variable rate, tax-exempt mortgage indebtedness related to one of its properties. The Company entered into a five-year interest rate swap agreement with Morgan Guaranty Trust Company, fixing the interest rate on this indebtedness to an all-inclusive rate of 4.85%.

         Unsecured Credit Facility and Unsecured Term Loan

         The Company has a $150 million unsecured Credit Facility with BankBoston, as agent for a group of financial institutions, which matures February 2001. At December 31, 1998, the Company's borrowing capacity was approximately $126 million. At the Company's election, the




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


interest rate on any borrowings under its Credit Facility is at a floating rate equal to either (i) BankBoston's base rate plus 0.5% (8.25% at December 31, 1998) or (ii) LIBOR plus 1.875% (7.46% at December 31, 1998). In March 1999, the Company modified the Credit Facility to increase its borrowing capacity.

         The Credit Facility contains customary representations, warranties and events of default which require the Company to comply with certain affirmative and negative covenants. The primary restrictive covenants provide that: (i) distributions to stockholders may not exceed 90% of funds from operations, as defined in the Credit Facility; (ii) secured mortgage indebtedness may not exceed 46% of the Company's total assets before depreciation; (iii) the Company's fixed charge coverage ratio, as defined, must exceed 1.5; and (iv) the Company's debt service coverage ratio, as defined, must exceed 2.0. As of December 31, 1998, the Company was in compliance with all covenants of the Credit Facility.

         On December 15, 1997, the Company entered into an unsecured $200 million one year term loan agreement (the "Term Loan") with BankBoston, as agent for a group of financial institutions. The interest rate on the borrowing was at 1.375% over LIBOR. This borrowing was utilized to repay a $110 million term loan obtained on October 1, 1997 in connection with the acquisition of the apartment properties owned by Drever. The balance of the proceeds of the Term Loan were used to reduce the Credit Facility borrowings. The Company paid a loan fee of $1.2 million for the Term Loan which was amortized over the life of the loan. The Term Loan was repaid in full in December 1998 with proceeds from the secured credit facility.

         On February 26, 1999, the Company entered into a $15 million unsecured loan with BankBoston, for which the proceeds were used to fund a portion of the Company's February 1999 investment in GGL (see Note 6). The loan bears interest at 8%, with $5 million maturing in one year and $10 million maturing in August 2001. The Company paid a loan fee of $1.5 million in connection with this financing which will be amortized over the related loan terms.

     On April 14, 1998, the Company repaid $7.2 million of variable rate indebtedness related to one property.




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Principal Debt Maturities

     Principal debt maturities, including balloon payments, for the next five years are as follows (in thousands):

1999 ..........................   $ 15,494
2000 ..........................     14,724
2001 ..........................    165,498
2002 ..........................      7,006
2003 ..........................    105,389
Thereafter ....................    498,756
                                  --------
     Total ....................   $806,867
                                  ========

         Extraordinary Items

         During 1998, the Company completed debt refinancings prior to scheduled maturities on several properties and sold two encumbered properties. In connection with these activities, the Company recorded an extraordinary loss in the amount of $0.4 million in 1998, which represented the write-off of unamortized deferred financing costs and prepayment penalties for the early retirement of debt.

         As a result of the sale of a property during 1997, the Company recorded an extraordinary loss in the amount of $0.4 million, which represented the write-off of unamortized deferred financing costs and prepayment penalties from the early retirement of debt.

         During 1996, the Company refinanced approximately $36.4 million of mortgage loans and the Credit Facility prior to maturity, which resulted in an aggregate extraordinary loss of $1.8 million. These losses represented prepayment fees and the write-off of unamortized financing costs related to the debt retired.

(9)      EMPLOYEE BENEFIT PLANS

         401(k) Plan

         The Company has a 401(k) Plan for its employees. The 401(k) plan is a voluntary defined contribution plan. Qualified employees may participate in the plan by contributing up to 20% (15% prior to October 1, 1997) of the participant's annual compensation (not to exceed $10,000, $9,500 and $9,500 per annum for 1998, 1997 and 1996, respectively). The Company made annual matching contributions on the participants' behalf of $286,000 and $136,000, respectively, representing up to 3% of the participant's annual compensation for the period from (i) January 1, 1998 through December 31, 1998 and (ii) the periods from October 1, 1996 through September 30, 1997 and from October 1, 1997 through December 31, 1997. In 1996, an annual matching contribution was made on the participant's behalf of $217,000. This represented up to 6% and 3% of the participant's annual compensation for the periods from October 1, 1995 through March 31, 1996 and from April 1, 1996 through September 30, 1996, respectively. A participant's salary deferral contribution is 100% vested and nonforfeitable. A participant vests ratably over five years in the Company's matching contributions.




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




         Non Qualified Deferred Compensation Plan

         On October 1, 1998, the Company adopted a non-qualified deferred compensation plan to provide certain employees of the Company with retirement benefits. Under this plan, eligible employees may elect to defer up to 20% of their annual compensation, and the Company will make a matching contribution equal to 10% of the employee's contributions. In 1998, the Company made a matching contribution on the participants' behalf of $3,000. Matching contributions vest ratably over five years.

(9)      NOTES RECEIVABLE FOR STOCK PURCHASES

         In 1994, the Company implemented a stock purchase program allowing its officers and directors to purchase shares of the Company's common stock at current market prices with the assistance of a loan from the Company. Each officer or director acquiring stock under the program paid 10% to 20% and 50%, respectively, of the purchase price in cash with the remaining amount loaned on a non-recourse basis by the Company. During 1998, many directors and officers converted their loans from a non-recourse to a recourse basis for tax purposes.

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

         Under both plans, the loans are evidenced by a note with a five-year term, secured by a pledge of the shares of common stock purchased, and require quarterly payments of interest only at fixed interest rates equal to the Company's then current interest rate under its Credit Facility. The table below summarizes shares issued and key components of the loans outstanding:


                                            Shares                                                  Outstanding
      Date of             Number of     Outstanding at          Issue               Fixed         Loan Balance at
     Issuance           Shares Issued  December 31, 1998        Price            Interest Rate   December 31,1998
     --------           -------------  -----------------        -----            -------------   ----------------

    July 19, 1994          183,000           95,000          $    20.875             7.25%          $1,784,813
December 14, 1995          122,600(a)        18,600          $    19.375             8.00%             212,738
    March 2, 1998          138,692          138,692          $    24.750             7.00%           3,102,749
    March 2, 1998           26,192(b)        26,192          $    19.250             7.00%             457,345
September 1, 1998           40,818           40,818          $    22.625             7.00%             852,850
                           -------          -------                                                 ----------
                           511,302          319,302                                                 $6,410,495(c)
                           =======          =======                                                 ==========


         (a) Represents shares issued from common stock repurchased pursuant to the Company's stock repurchase program.

         (b) Represents shares issued upon the exercise of 26,192 stock options at an option grant price of $19.25.

         (c) Of the total notes receivable for stock purchases at December 31, 1998, $169,088 is non-recourse.




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In November 1998, an executive of the Company repaid the full amount outstanding on his note payable to the Company ($3.3 million) related to the purchase of 192,000 shares of common stock.

         On March 1, 1999, the Company issued 148,723 shares of its common stock under the stock loan program at $16.69 per share. The amount loaned by the Company in connection with this stock issuance was $2,239,000. The loans bear interest at a fixed annual rate of 7%.

(10)      STOCK OPTION PLAN

         The Company adopted a stock option plan (the "Option Plan") in 1994 to provide incentives to officers, key employees and directors. Stock options granted under the Option Plan include non-qualified options and incentive stock options ("ISOs"). Options granted to non-employee directors vest over a one-year period. Options granted to officers and other employees generally vest ratably over a four-year period. All options expire ten years from the date of grant. Shares of common stock reserved for issuance under the Option Plan are in an amount equal to 10% of the Company's outstanding shares including exchangeable or convertible securities. As of December 31, 1998, 3,309,570 shares of common stock were reserved for issuance under the Option Plan. The Option Plan limits the number of shares of common stock issuable pursuant to ISOs to 2,500,000.

         Following is a summary of stock option activity for the three years ended December 31, 1998:

                                                       1998                    1997                      1996
                                           ---------------------     ----------------------     -----------------------
                                           Weighted                  Weighted                   Weighted
                                           Average                   Average                     Average
                                            Price       Options       Price        Options        Price       Options
                                            -----       -------       -----        -------        -----       -------
Options outstanding, beginning of year     $23.20      2,883,625      $20.07      1,392,750      $19.23        792,500

     Granted .........................      23.54         80,000       25.34      1,778,250       21.16        603,250
     Exercised .......................      19.54        (79,466)      19.56       (138,813)      19.25           (125)
     Canceled ........................      25.13        (85,876)      22.83       (148,562)      20.64         (2,875)
                                           ------     ----------      ------     ----------      ------     ----------

Options outstanding, end of year .....     $23.25      2,798,283      $23.20      2,883,625      $20.07      1,392,750
                                           ======     ==========      ======     ==========      ======     ==========
Exercisable options, end of year .....     $22.18      1,537,914      $21.21      1,076,619      $19.22        356,900
                                           ======     ==========      ======     ==========      ======     ==========


         As of December 31, 1998, options for 1,537,914 shares of common stock were exercisable at prices ranging from $18.47 to $26.00 per share and had a weighted average remaining contractual life of 5.7 years. Outstanding options as of December 31, 1998 had a weighted average contractual life of 7.0 years.

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies to use recognized option pricing models to estimate the fair value of stock based compensation, including stock options and stock purchases by employees under company-sponsored stock purchase plans. The Company has elected not to recognize compensation expense as calculated under SFAS No. 123, but rather will continue recognizing expense as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123. (See
Note 11 for a description of the Company's Associate Stock Purchase Plan.)

         Had compensation expense been determined based on the fair value of the stock option grants and associate stock purchases at the grant dates and purchase dates, respectively, consistent with the




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

provisions of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                                                         1998           1997         1996
                                                                                         ----           ----         ----
Net income available to common stockholders:
     As reported (in thousands) ................................................     $   10,736     $    9,396    $   13,182
     Pro forma (in thousands) ..................................................     $   10,057     $    8,180    $   12,806
Basic net income per share:
     As reported ...............................................................     $     0.58     $     0.53    $     0.90
     Pro forma .................................................................     $     0.54     $     0.47    $     0.87

Diluted net income per share:
     As reported ...............................................................     $     0.58     $     0.53    $     0.89
     Pro forma .................................................................     $     0.54     $     0.46    $     0.87

Stock options:
     Stock options issued (in thousands) .......................................             80          1,778           603
     Weighted average option exercise price ....................................     $    23.54     $    25.34    $    21.16
     Weighted average compensation value of options granted per option (1)......     $     1.59     $     2.38    $     1.14
     Compensation cost (in thousands) ..........................................     $    1,038     $    1,397    $      376

Associate Stock Purchase Plan:
     Weighted average compensation value .......................................     $     3.61             --            --
     Compensation cost (in thousands) ..........................................     $       10             --            --

(1) Calculated in accordance with the binomial model, using the following assumptions: (i) expected volatility of 13.00%, 13.40%, and 11.92% for the years ended December 31, 1998, 1997, and 1996, respectively, computed using the monthly average of the Company's common stock market price as listed on the New York Stock Exchange for the period February 1994 through August 1998; (ii) expected dividend yield ranging from 7.42% to 9.90%; (iii) expected option term of six years;
         (iv) risk-free rate of return as of the date of grant, which ranged from 5.31% to 7.61%, based on extrapolated yield of six year U.S. Treasury securities; and (v) forfeiture rate of 4.0%.

(11)     MINORITY INTERESTS AND STOCKHOLDERS' EQUITY


         Minority Interests

         In connection with apartment acquisitions in June 1995, the Company issued Common OP Units that are exchangeable for an aggregate of 810,128 shares of the Company's common stock at the option of the unit holders. Prior to exchange, the holders of these Common OP Units will be entitled to receive quarterly distributions equal to the greater of the Company's actual distributions on 810,128 shares of common stock, or $369,000 in the aggregate ($391,000 was accrued as of December 31, 1998). Distributions of $1,564,000, $1,564,000 and $1,789,000 were paid to these unit holders for the year ended December 31, 1998, 1997 and 1996, respectively. These securities have been recorded as minority interests in the accompanying balance sheets.

         In connection with an apartment acquisition in April 1997, the Company issued $1.1 million of Common OP Units which are currently convertible into 38,876 shares of the Company's common stock. Prior to conversion, the holders of these Common OP Units will be entitled to receive quarterly distributions on the equivalent of 38,876 shares of common stock if and when declared and paid ($80,000 and $39,000 paid during 1998 and 1997, respectively). These securities have been recorded as minority interests in the accompanying balance sheets.




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In connection with the properties acquired from Drever in October 1997 (see Note 4), the Company issued approximately $304 million of Common OP Units and Preferred OP Units, including 20,621 Common OP Units issued in connection with the final accounting of the Drever transaction in June 1998. Beginning October 1, 1998, each Common OP Unit became exchangeable into one share of the Company's Common Stock, and each Preferred OP Unit became exchangeable into one share of the Company's 9.0% Redeemable Preferred Stock and Series B Warrants (each of which is exercisable for one-third of one share of the Company's common stock at $26.875 per share). The 9.0% Redeemable Preferred Stock and the Preferred OP Units are redeemable at the option of the Company in ten years at a redemption price of $25 per share or unit.

           The holders of the Preferred OP Units are entitled to receive quarterly distributions of $0.5625 per unit and the holders of the Common OP Units are entitled to receive quarterly distributions equal to those on the Company's common stock (distributions of $24,436,000 were paid during 1998). Effective December 30, 1998, Common OP Units of 5,436,919 and Preferred OP Units of 1,283,773 were exchanged into the Company's common stock and 9.00% Redeemable Preferred Stock, respectively. The remaining outstanding Common and Preferred OP Units of 4,899,365 and 714,440, respectively, have been recorded as minority interests in the accompanying balance sheets.

          On March 1, 1999 the Company paid distributions of $2.6 million on the Common OP Units (which represented $0.4825 per unit) and $0.3 million on the Preferred OP Units (which represented $0.5625 per unit).

         Dividend Reinvestment Program

         The Company has a Dividend Reinvestment and Stock Purchase Program ("DRP") which allows stockholders to reinvest their common or preferred distributions quarterly into shares of the Company's common stock, in lieu of receiving cash distributions. The current DRP provides that the issue price of dividend reinvestment purchases are at 95% of the average closing market price of the Company's common stock for the five days preceding such purchase. The Company has filed various shelf registration statements for an aggregate of 2,500,000 shares of common stock to be issued pursuant to the DRP, of which 609,398 shares were available for issuance as of December 31, 1998. Pursuant to the DRP, the Company issued 314,328 and 955,434 shares of its common stock during 1998 and 1997, respectively.

         Other Shelf Registrations

         The amount of common or preferred stock or stock warrants available for issuance under previously filed registration statements was $18,025,000 at December 31, 1998.

         Public Offerings

         Following is a summary of the Company's public offerings through December 31, 1998:





                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Description                                 Date Issued           Issue Price        Shares         Net Proceeds
-----------                                 -----------           -----------        ------         ------------
                                                                                 (In thousands)    (In thousands)
Common Stock:
     IPO............................    February 9, 1994               $19.250       8,386            $143,680(1)
     Follow-on offerings:               November 7, 1994               $19.250       1,500              26,706
                                        June 23, 1995                  $18.375       3,500              60,173
                                        August 27, 1996                $20.625       1,680              32,626(1)
                                        December 24, 1996              $24.250       1,237              28,233(2)
                                        February 19, 1998              $24.750         323               7,562
                                                                                   -------            --------
Preferred Stock/Warrants:                                                           16,626             298,980
                                                                                   -------            --------
     9.16% Series A Convertible
       Redeemable Preferred
       Stock........................    April 26, 1996                 $25.000       1,800              43,500
     9.20% Senior Preferred
       Stock and Warrants...........    December 27, 1996              $25.000       4,000              95,344
                                                                                   -------          ----------
                                                                                     5,800             138,844
                                                                                   -------           ---------

Total public offerings..............                                                22,426            $437,824
                                                                                   =======            ========


(1)      Includes overallotment option exercised.

(2) Includes 161,000 shares issued in January 1997 pursuant to an overallotment option. Net proceeds were $3,524,000.

         Preferred Stock and Warrants

         On April 26, 1996, the Company sold 1,800,000 shares of a 9.16% Series A Convertible Redeemable Preferred Stock ("Series A") at $25.00 per share. On August 14, 1996, 1,707,300 shares of Series A were exchanged for the same number of shares of a 9.16% Series B Convertible Redeemable Preferred Stock ("Series B"), with the remaining Series A shares either converted to common stock in 1996 or 1997 or automatically exchanged for Series B shares on July 2, 1997. Series B shares of 73,818 and 3,000 were converted to common stock during 1997 and 1998, respectively. As of December 31, 1998, there were 1,709,182 Series B shares outstanding, which are convertible into 1.1406 shares of common stock and are redeemable at the option of the Company on or after April 30, 2006 at $25.00 per share. Distributions on Series B shares are cumulative and are equal to the greater of (i) $2.29 per annum or (ii) the distribution on the number of shares of common stock into which a share of Series B is convertible.

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




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Effective December 30, 1998, pursuant to the terms of the Drever transaction, Preferred OP Units of 1,283,773 were exchanged into the same number of shares of the Company's 9.00% Redeemable Preferred Stock. Distributions on this security are cumulative and are payable quarterly at $0.5625 per share beginning in March 1999. The 9.00% Redeemable Preferred Stock is redeemable by the Company after January 1, 2008 at $25.00 per share.

         The aggregate liquidation preference of the Company's outstanding preferred stock was $174,824,000 as of December 31, 1998.

         Shareholder Rights Plan

         On March 26, 1998, the Company adopted a shareholder rights plan (the "Plan") designed to assure that all stockholders would receive fair treatment in the event of a proposed acquisition of the Company. On April 20, 1998, the Company issued a dividend of one right for each share of common stock owned by stockholders of record as of April 7, 1998. Effective April 8, 1998, each share of the Company's common stock has one right attached to it, which becomes exercisable upon the occurrence of certain events.

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

         Restricted Stock

         On February 6, 1997, the Company adopted a Long-Term Incentive Plan to attract and retain individuals to serve as directors, officers and employees of the Company. The recipients of the Company's restricted shares of common stock (the "Restricted Stock") are required to pay the $0.01 par value of the common stock. During 1998, the Company issued 5,206 shares of Restricted Stock to two of its executive officers and its six outside directors and canceled 7,583 shares upon employee departures from the Company. The shares issued to officers and key employees vest ratably over a three year period, and the shares issued to directors vest ratably over a one year period. On February 12, 1997, the Company issued 107,500 shares of Restricted Stock under this plan to four executive officers, its non-employee directors and certain other employees of the Company (of which 18,000 shares of Restricted Stock were subsequently canceled upon departures of certain individuals). The shares issued to the non-employee directors vest ratably over a three-year period; while the shares issued to the executive officers and other employees vest over a ten-year period, with an initial vesting of 40% after the fourth anniversary and a 10% annual vesting thereafter. Deferred compensation related to the Restricted Stock was computed based upon the market value of the shares at the date of issuance less the amount paid for the shares. This deferred compensation is being amortized over the respective vesting periods. The unamortized amount as of December 31, 1998 was $1,108,000.

         On February 4, 1999, the Company issued 10,064 shares of Restricted Stock to its six outside directors and two officers at $19.375 per share, which vest over periods ranging from one to three years.



                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In 1997, the vesting period of the Restricted Stock issued to the Company's former CEO and Chairman of the Board was accelerated to October 2000, pursuant to a settlement agreement. In addition, the balance of the deferred compensation on such Restricted Stock ($739,000) was fully amortized in 1997 and is reflected as an unusual charge in the statement of income.

         Stock Repurchases

         During 1995 and 1996, the Company repurchased 422,100 shares of its common stock at a cost of $8.5 million; of which 103,800 and 18,800 shares were reissued on December 28, 1995 and January 18, 1996, respectively, pursuant to an officer and director stock purchase agreement (see Note 9). The remaining 299,500 shares were retired in 1996.

         In July 1997, the Company announced a stock repurchase program which authorized the Company to purchase up to 1 million shares of its common stock. During 1997, the Company repurchased and retired 278,500 shares of its common stock at a cost of $6.7 million and 721,500 shares in 1998 at a cost of $17.5 million.

         On June 4, 1998, the Company adopted an additional stock repurchase program. This new program authorizes the Company to purchase up to 2.5 million shares of the Company's common stock through December 31, 1999. The Company purchased 10,000 shares under this program at a cost of $0.2 million. The Company does not intend to purchase additional shares if the Company's total debt to total market capitalization continues to exceed 46%, which it does as of March 3, 1999.

         Associate Stock Purchase Plan

         Effective April 1, 1998, the Company adopted an Associate Stock Purchase Plan. This plan allows Company employees to purchase on a quarterly basis shares of the Company's common stock at a 15% discount, up to $100,000 annually. As of December 31, 1998, $76,008 had been purchased by employees.

         Distributions to Common and Preferred Stockholders

         The following table illustrates distributions paid for the three years ended December 31, 1998 on the Company's Common Stock, 9.16% Convertible Redeemable Preferred Stock ("Convertible Preferred"), and 9.2% Senior Preferred Stock, as well as the tax characteristics of the distributions:


                                                                                                              Ordinary
                                                                                              Long Term        Taxable
                                             Total         Distributions     Return of     Ordinary/Capital   Dividend
Year                Security             Distributions       Per Share        Capital          Gain            Income
----                --------             -------------       ---------        -------          ----            ------


1998          Common                         $35,130          $ 1.93           50.14%          10.56%          39.30%
              Convertible Preferred          $ 3,919          $ 2.29              --           21.19%          78.81%
              9.2% Senior Preferred          $ 9,200          $ 2.30              --           21.19%          78.81%
1997          Common                         $33,852          $ 1.93           44.06%           2.23%          53.71%
              Convertible Preferred          $ 3,986          $ 2.29              --            3.99%          96.01%
              9.2% Senior Preferred          $ 8,538          $ 2.30              --            3.99%          96.01%
1996          Common                         $27,034          $ 1.86           43.30%           3.70%          53.00%
              Convertible Preferred          $ 2,387          $1.335              --            6.53%          93.47%





                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         On March 3, 1999, the Company paid distributions of $11.6 million and $4.1 million, respectively, to common and preferred stockholders of record on February 18, 1999.

         Distribution Preferences

         Distributions on the Company's preferred stock and certain of its minority interest securities have priority over other distributions. Following are the Company's distribution preferences:

         (a) First, to holders of the 9.20% Senior Preferred Stock (4,000,000 shares at December 31, 1998, with an annual dividend rate of $2.30 per share); then

         (b) to holders of the 9.16% Series B Convertible Redeemable Preferred Stock (1,709,182 shares at December 31, 1998, with an annual dividend rate of $2.29 per share), the 9.00% Redeemable Preferred Stock (1,283,773 shares at December 31, 1998, with an annual dividend rate of $2.25 per share) and the holders of Preferred OP Units (714,440 units at December 31, 1998, with an annual distribution of $2.25 per unit); then

         (c) to holders of 810,128 Common OP Units (at a minimum cumulative annual distribution equal to $1.82 per unit); and

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

         Cash and cash equivalents, receivables (including notes receivable for stock purchases), accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value.

         As of December 31, 1998, the outstanding balance of fixed rate mortgage notes payable of $473.8 million (excluding $180.5 million of variable rate debt fixed through interest rate swap agreements) had a fair value of $489.4 million (excluding prepayment penalties) as estimated based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1998. Of these mortgages, $361.8 million were not prepayable at December 31, 1998. The remaining notes were subject to prepayment penalties of $13.0 million at December 31, 1998, which would be required to retire these notes prior to maturity. The floating rate mortgage notes payable balance at December 31, 1998 reasonably approximates fair value.

         As of December 31, 1998, the fair value of the Company's interest rate swap agreements and interest rate cap agreements was approximately $15 million in the aggregate, which approximates the amount recorded.




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

         The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

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

         The Company has executed lease agreements for its Dallas and Houston, Texas corporate offices, which expire in May 2008 and October 2002, respectively. Following is a summary of the annual payments required under these agreements (in thousands):



1999                      $1,061
2000                       1,062
2001                       1,101
2002                       1,096
2003                         959
Thereafter                 4,311
                          ------
Total                     $9,590

         As of December 31, 1998, the Company had employment agreements with six officers for three and five year periods ending in June 2001 and February or October 2002. On March 1, 1999, the Company entered into a three-year employment agreement with one additional executive. Each employment agreement provides that the Company is liable for the compensation benefits for one year if an executive officer were to be terminated without cause, as defined. The aggregate annual compensation under these agreements is approximately $1.4 million.

         As of December 31, 1998, the Company had approximately $10 million of contractual obligations with third parties related to capital improvements to the Company's properties.

         On February 27, 1998, the Company signed a joint venture agreement with The Grupe Company ("Grupe") to purchase, for approximately $47 million, two Sacramento area properties which will consist of 616 apartment units. Under the terms of the joint venture, Grupe will build and lease-up the two properties before the Company would purchase 100% of both properties from the joint venture. The purchase is anticipated to occur sometime in late 1999. The Company has guaranteed the construction loan related to these two properties ($19.8 million balance at December 31, 1998).




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         On July 29, 1998, the Company entered into an agreement to loan to The Greystone Group, Inc. ("Greystone"), an unrelated third-party, amounts necessary to purchase and develop a parcel of land in Chandler, Arizona ($7 million loaned as of December 31, 1998). The loan bears an interest rate of LIBOR plus 1.50%, is secured by a mortgage loan on the property and a guarantee by Greystone, and is generally due upon the earlier of completion of construction of the related apartment project and subsequent purchase by the Company or substitution of a third-party lender. In February 1999, Greystone obtained a construction loan commitment for $16.6 million, which requires a $1 million guarantee by the Company. Upon the closing of this construction loan in March 1999, the Company's loan to Greystone will be reduced to $4.7 million. The Company also entered into a purchase agreement with Greystone in November 1998, whereby Greystone will construct a 272-unit apartment community on the respective land. The Company is committed to purchase the property for approximately $21.3 million upon completion of construction and the achievement of specified targeted occupancy levels, anticipated to occur sometime in late 1999 or early 2000.

         On August 11, 1998, the Company entered into an agreement with Allied Realty Services, Inc. ("Allied") whereby Allied will construct and the Company will later purchase a 168-unit apartment property located in Houston, Texas, adjacent to a 168-unit apartment property purchased by the Company in August 1998. The Company is committed to purchase 100% of the property for approximately $10.5 million upon completion of construction and achievement of targeted occupancy levels, anticipated to occur sometime in early 2000.


(14)     SUBSEQUENT EVENT

         In February 1999, the Company announced a corporate restructuring plan which is expected to reduce general and administrative expenses in 1999. The key components of the plan include closing the corporate office in Houston, Texas, consolidating all of the corporate functions at the Dallas, Texas headquarters, realigning the corporate departments to provide more cost-effective operations, and reducing staff in several areas. The costs associated with the corporate restructuring are estimated to be approximately $1 million, which will be reflected as an unusual charge in the first quarter of 1999.



                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         (16)  QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial information for the two year period ended December 31, 1998 is as follows (in thousands, except per share amounts):




                                                             1998 Quarters Ended
                                           -------------------------------------------------------
                                           March 31        June 30     September 30    December 31       Total
                                           --------        -------     ------------    -----------       -----

Revenues .............................     $  68,814      $  69,755      $  71,158      $  70,807      $ 280,534
Expenses .............................        60,176         61,392         62,216      66,996 (a)       250,780
                                           ---------      ---------      ---------      ---------      ---------
Operating income .....................         8,638          8,363          8,942          3,811         29,754
Gain (loss) on disposition of real
  property ...........................            --             --          6,696           (237)         6,459
Extraordinary loss on debt
  extinguishment .....................           (24)           (80)            --           (319)          (423)
Income allocated to minority
  interests ..........................        (2,898)        (2,769)        (5,470)          (798)       (11,935)
                                           ---------      ---------      ---------      ---------      ---------
Net income ...........................         5,716          5,514         10,168          2,457         23,855
Preferred distributions ..............        (3,280)        (3,280)        (3,281)        (3,278)       (13,119)
                                           ---------      ---------      ---------      ---------      ---------
Net income (loss) available to
  common stockholders ..............       $   2,436      $   2,234      $   6,887      $    (821)     $  10,736
                                           =========      =========      =========      =========      =========
Basic net income (loss) per share:
Before extraordinary item, less
  preferred distributions and income
  allocated to minority interests ....     $    0.13      $    0.13      $    0.38      $   (0.03)     $ 0.60 (b)
Extraordinary loss on debt
  extinguishment .....................            --          (0.01)            --          (0.01)         (0.02)
                                           ---------      ---------      ---------      ---------      ---------
Net income (loss)  available to common
  stockholders .......................     $    0.13      $    0.12      $    0.38      $   (0.04)     $ 0.58 (b)
                                           =========      =========      =========      =========      =========
Diluted net income (loss) per share:
Before extraordinary item, less
  preferred distributions and income
  allocated to minority interests ....     $    0.13      $    0.13      $    0.38      $   (0.03)     $ 0.60 (b)
Extraordinary loss on debt
  extinguishment .....................            --          (0.01)            --          (0.01)         (0.02)
                                           ---------      ---------      ---------      ---------      ---------
Net income available to common
  stockholders .......................     $    0.13      $    0.12      $    0.38      $   (0.04)     $ 0.58 (b)
                                           =========      =========      =========      =========      =========


(a) Includes an unusual charge of $4 million related to settlement costs on one of the Company's forward treasury rate lock agreements.

(b) Due to the significant variances between quarters in net income and weighted average shares outstanding, the combined quarterly income
         (loss) per share does not equal the reported income per share for the year.











                                                   1997 Quarters Ended
                                                   -------------------
                                          March 31       June 30     September 30  December 31 (a)     Total
                                          --------       -------     ------------  ---------------     -----

Revenues ...........................     $  33,291      $  34,750      $  36,499      $  66,595      $ 171,135
Expenses ...........................        26,556         29,065         30,328         60,128        146,077
                                         ---------      ---------      ---------      ---------      -----------
Operating income ...................         6,735          5,685          6,171          6,467         25,058
Gain on disposition of real
  property .........................            --             --             --          2,055          2,055
Extraordinary loss on debt
  extinguishment ...................            --             --             --           (422)          (422)
Income allocated to minority
  interests ........................          (405)          (395)          (397)        (2,912)        (4,109)
                                         ---------      ---------      ---------      ---------      -----------
Net income .........................         6,330          5,290          5,774          5,188         22,582
Preferred distributions ............        (3,312)        (3,311)        (3,282)        (3,281)       (13,186)
                                         ---------      ---------      ---------      ---------      -----------
Net income available to common
  stockholders .....................     $   3,018      $   1,979      $   2,492      $   1,907      $   9,396
                                         =========      =========      =========      =========      ===========
Basic net income per share:
Before extraordinary item, less
  preferred distributions and income
  allocated to minority interests ..     $    0.18      $    0.11      $    0.14      $    0.13       $     0.55 (b)
Extraordinary loss on debt
  extinguishment ...................            --             --             --          (0.02)           (0.02)
                                         ---------      ---------      ---------      ---------      -----------
Net income available to common
  stockholders .....................     $    0.18      $    0.11      $    0.14      $    0.11      $      0.53 (b)
                                         =========      =========      =========      =========      ===========
Diluted net income per share:
Before extraordinary item, less
  preferred distributions and income
  allocated to minority interests ..     $    0.17      $    0.11      $    0.14      $    0.13      $      0.55
Extraordinary loss on debt
  extinguishment ...................            --             --             --          (0.02)           (0.02)
                                         ---------      ---------      ---------      ---------      -----------
Net income available to common
  stockholders .....................     $    0.17      $    0.11      $    0.14      $    0.11      $      0.53
                                         =========      =========      =========      =========      ===========



(a) Operations for the fourth quarter of 1997 include Drever, which was acquired on October 1, 1997 (see Note 12).

(b) Due to the significant variances between quarters in net income and weighted average shares outstanding, the combined quarterly income per share does not equal the reported income per share for the year.



                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
----------------------------------------------------------------------------------------------------------------------------------
Original Properties
-------------------
Avondale                    Tulsa          OK      1993       2,703         804           4,164           0              792
Casa Verde                  Phoenix        AZ      1993       1,968       1,027           3,586           0              442
Country View                San Antonio    TX      1993         (A)         719           5,302           0              871
Coventry Park               Tulsa          OK      1993       2,345         635           3,475           0              935
Fountain Crest              Tulsa          OK      1993       3,131         962           5,565           0            1,317
Fountaingate                Wichita Falls  TX      1993       --            751           6,498           0              854
James Pointe                Murray         UT      1993       8,106       1,040          10,937         (28)             831
Post Oak Place              Euless         TX      1993       --          1,570           6,582           0            1,723
Preston Greens              Dallas         TX      1993       --          1,468           6,687           0            1,032
Raintree                    Nashville      TN      1993       5,170         715           6,457           0            1,446
Settler's Cove              Beaumont       TX      1993       3,140         159           5,056           0              657
Stillwater                  Murray         UT      1993      11,826       2,019          16,839           3              770
Trestles of Austin          Austin         TX      1993         (A)       1,100           9,977           0            1,623
Woodstone                   Phoenix        AZ      1993      12,404       4,325          14,210           0              936
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                     50,793      17,294         105,335         (25)          14,249
                                                          ---------    --------     -----------       -----         --------

1994 Acquisitions
-----------------
Bel Shores                  Largo          FL      1994       4,586       1,847           6,072           0            1,051
Brookwood Club              Jacksonville   FL      1994       6,800         952           8,647          (4)           1,023
Carlyle at Waters           Tampa          FL      1994         (B)       1,678          11,154           0            1,989
Cinnamon Park               Arlington      TX      1994         (A)         855           7,723          (4)             725
Copper Cove                 Houston        TX      1994         (G)         935           6,194           0              773
Copperfield                 Oklahoma City  OK      1994       4,091         357           6,473           0              438
Fielder's Glen              Arlington      TX      1994         (A)         556           5,031           0              770
Foxboro                     Houston        TX      1994         (A)         800           3,882           0              839
                                                            Gross Amount at Which         Accumulated         Date     Depreciable
             Description                                 Carried at December 31, 1998     Depreciation      Acquired   Life (Years)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Buildings &
Property Name                    Location             Land        Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Original Properties
-------------------
Avondale                    Tulsa          OK           804            4,956         5,760        (1,463)    02/94
Casa Verde                  Phoenix        AZ         1,027            4,028         5,055        (1,057)    02/94
Country View                San Antonio    TX           719            6,193         6,912        (1,667)    02/94
Coventry Park               Tulsa          OK           635            4,410         5,045        (1,397)    02/94
Fountain Crest              Tulsa          OK           962            6,882         7,844        (2,195)    02/94
Fountaingate                Wichita Falls  TX           751            7,352         8,103        (1,903)    02/94
James Pointe                Murray         UT         1,012           11,768        12,780        (2,697)    02/94
Post Oak Place              Euless         TX         1,570            8,305         9,875        (1,903)    02/94
Preston Greens              Dallas         TX         1,468            7,719         9,187        (2,104)    02/94
Raintree                    Nashville      TN           715            7,903         8,618        (1,898)    02/94
Settler's Cove              Beaumont       TX           159            5,713         5,812        (1,543)    02/94
Stillwater                  Murray         UT         2,022           17,609        19,631        (3,991)    02/94
Trestles of Austin          Austin         TX         1,100           11,600        12,700        (2,757)    02/94
Woodstone                   Phoenix        AZ         4,325           15,146        19,471        (3,367)    02/94
                                                  ---------      -----------   -----------     ---------

Subtotal                                             17,269          119,584       138,853       (29,862)
                                                  ---------      -----------   -----------     ---------

1994 Acquisitions
-----------------
Bel Shores                  Largo          FL         1,847            7,123         8,770        (1,309)    03/94
Brookwood Club              Jacksonville   FL           948           10,270        11,218        (1,665)    11/94
Carlyle at Waters           Tampa          FL         1,678           13,143        14,821        (1,897)    12/94
Cinnamon Park               Arlington      TX           851            8,448         9,299        (1,275)    09/94
Copper Cove                 Houston        TX           935            6,967         7,902        (1,153)    06/94
Copperfield                 Oklahoma City  OK           357            6,901         7,258        (1,113)    06/94
Fielder's Glen              Arlington      TX           556            5,801         6,357          (979)    05/94
Foxboro                     Houston        TX           800            4,721         5,521          (843)    06/94

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                                              C>
Gables, The                 McKinney       TX      1994         (A)         544           6,885           0              737
Greens Crossing             Dallas         TX      1994         (B)       1,368           6,795           0            1,207
Harper's Creek              Austin         TX      1994         (A)         868           8,871           0              828
Hunter's Ridge              Oklahoma City  OK      1994       3,495         300           4,927           0              665
Newport                     Irving         TX      1994       6,993       1,200           8,878           0              802
Rivercrest                  Arlington      TX      1994       5,312       1,650           7,877           0            1,691
Silverado                   Albuquerque    NM      1994         (B)       1,194           8,082           0              295
Springfield                 Mesquite       TX      1994         (A)       1,042           6,507           0              648
Summerfield Place           Oklahoma City  OK      1994         (A)         619           5,586           0              599
Woodscape                   Oklahoma City  OK      1994         (A)       1,077          13,280           0            1,227
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                     31,277      17,842         132,864          (8)          16,897
                                                          ---------    --------     -----------       -----         --------

1995 Acquisitions
Braden's Walk (E)           Bedford        TX      1995         (G)       1,839          18,495           0            2,248
Hilltop                     North Richland         1995
                             Hills         TX                 --            801           5,314           0              821
Laurel Creek                Houston        TX      1995         (A)       2,067          12,011           0            1,464
Pinnacle                    Lewisville     TX      1995       --            672           4,190           0              525
Pinto Creek                 Austin         TX      1995         (A)         487           8,403           0            1,301
Reflections of Highpoint    Dallas         TX      1995      12,426       1,984          12,358           0            1,613
Remington at Ponte Vedra    Ponte Vedra
                             Beach         FL      1995      11,938       1,425          13,468           0            1,119
Remington Hill              Fort Worth     TX      1995      13,797       1,846          11,847           0              532
Sandpiper                   Jacksonville   FL      1995         (B)       1,102          10,377           0            1,509
Shadow Creek                North Richland         1995
                             Hills         TX                   (G)         666           5,899           0              943
Summer Meadows              Plano          TX      1995      12,123       2,393          14,908           0              634
Summer Villas               Dallas         TX      1995         (C)       2,270          14,140           0            2,385
Summers Crossing            Plano          TX      1995       9,047       1,730          10,774           0              966
Summers Landing             Fort Worth     TX      1995         (G)         819           5,259           0              635
                                                             Gross Amount at Which         Accumulated       Date    Depreciable
             Description                                  Carried at December 31, 1998     Depreciation    Acquired  Life (Years)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Buildings &
Property Name                    Location              Land        Improvements      Total
-----------------------------------------------------------------------------------------------------------------------------------
Gables, The                 McKinney           TX        544            7,622         8,166        (1,274)  05/94
Greens Crossing             Dallas             TX      1,368            8,002         9,370        (1,184)  12/94
Harper's Creek              Austin             TX        868            9,699        10,567        (1,524)  06/94
Hunter's Ridge              Oklahoma City      OK        300            5,592         5,892          (883)  06/94
Newport                     Irving             TX      1,200            9,680        10,880        (1,502)  06/94
Rivercrest                  Arlington          TX      1,650            9,568        11,218        (1,646)  04/94
Silverado                   Albuquerque        NM      1,194            8,377         9,571        (1,210)  12/94
Springfield                 Mesquite           TX      1,042            7,155         8,197        (1,133)  06/94
Summerfield Place           Oklahoma City      OK        619            6,185         6,804          (909)  11/94
Woodscape                   Oklahoma City      OK      1,077           14,507        15,584        (2,255)  06/94
                                                   ---------      -----------   -----------     ---------

Subtotal                                              17,834          149,761       167,595       (23,754)
                                                   ---------      -----------   -----------     ---------

1995 Acquisitions
Braden's Walk (E)           Bedford            TX      1,839           20,143        22,582        (1,588)  12/95,10/96, 12/97
Hilltop                     North Richland
                             Hills             TX        801            6,135         6,936          (683)  12/95
Laurel Creek                Houston            TX      2,067           13,475        15,542        (1,852)  04/95
Pinnacle                    Lewisville         TX        672            4,715         5,387          (593)  06/95
Pinto Creek                 Austin             TX        487            9,704        10,191        (1,342)  01/95
Reflections of Highpoint    Dallas             TX      1,984           13,971        15,955        (1,631)  06/95
Remington at Ponte Vedra    Ponte Vedra Beach  FL      1,425           14,887        16,012        (1,836)  06/95
Remington Hill              Fort Worth         TX      1,846           12,379        14,225        (1,563)  06/95
Sandpiper                   Jacksonville       FL      1,102           11,886        12,988        (1,447)  10/95
Shadow Creek                North Richland
                             Hills             TX        666            6,842         7,508          (769)  12/95
Summer Meadows              Plano              TX      2,393           15,542        17,835        (1,951)  06/95
Summer Villas               Dallas             TX      2,270           16,525        18,795        (1,887)  06/95
Summers Crossing            Plano              TX      1,730           11,740        13,470        (1,461)  06/95
Summers Landing             Fort Worth         TX        819            5,894         6,713          (784)  06/95

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
----------------------------------------------------------------------------------------------------------------------------------
                                                              C>
Three Palms                 Tampa          FL      1995         (G)       1,735          14,017           0            1,322
Winridge                    Aurora         CO      1995      12,608         790          15,939           0              936
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                     71,939      22,626         177,399           0           18,953
                                                          ---------    --------     -----------       -----         --------

1996 Acquisitions
Ashbury Parke               Austin         TX      1996         (G)       2,007          11,591           0            1,194
Bentley Green               Jacksonville   FL      1996         (G)       1,430          14,095           0            1,765
Brandywine                  Nashville      TN      1996       --            646           8,479           0            1,240
Costa Del Sol               San Antonio    TX      1996         (G)         871           6,432           0              778
Huntington at Hidden Hills  Jacksonville   FL      1996       --            722           6,165           0            1,753
Meadow Glen                 Mesa           AZ      1996       6,969       1,802          10,754           0              829
Nashboro Village            Nashville      TN      1996       --          6,186          42,869           0            3,809
Parks at Treepoint (F)      Arlington      TX      1996         (G)       1,966          15,036           0            2,188
Remington                   San Antonio    TX      1996       --            427           4,411           0              633
Saratoga                    Melbourne      FL      1996       --            676           5,788           0              917
Summer Oaks                 San Antonio    TX      1996         (G)         826           5,624           0              737
Terra Vida                  Mesa           AZ      1996       7,214       1,929          13,383           0            1,067
Villas of St. Moritz        San Antonio    TX      1996         (G)         653           5,544           0              794
Waterford on the Meadow     Plano          TX      1996       --          2,156          11,423           0            1,222
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                     14,183      22,297         161,594           0           18,936
                                                          ---------    --------     -----------       -----         --------

1997 Acquisitions
Arbors of Austin            Austin         TX      1997         (G)         670           7,306           0              610
Arbors of Bedford           Bedford        TX      1997         (G)         531           5,623           0              653
Arbors of Carrollton        Carrollton     TX      1997       --            684           4,019           0              465
Arbors of Euless            Euless         TX      1997         (G)       1,206           6,733           0            1,227
                                                          Gross Amount at Which         Accumulated         Date     Depreciable
             Description                               Carried at December 31, 1998     Depreciation      Acquired   Life (Years)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Buildings &
Property Name                    Location           Land        Improvements      Total
-----------------------------------------------------------------------------------------------------------------------------------
Three Palms                 Tampa          FL       1,735           14,942        16,677        (1,325)    06/95
Winridge                    Aurora         CO         790           16,462        17,252        (1,453)    06/95
                                                ---------      -----------   -----------     ---------

Subtotal                                           22,626          188,893       211,519       (15,648)
                                                ---------      -----------   -----------     ---------

1996 Acquisitions
Ashbury Parke               Austin         TX       2,007           12,785        14,792        (1,169)    06/96
Bentley Green               Jacksonville   FL       1,430           15,860        17,290        (1,421)    08/96 & 09/96
Brandywine                  Nashville      TN         646            7,719        10,365          (937)    08/96
Costa Del Sol               San Antonio    TX         871            7,210         8,081          (681)    06/96
Huntington at Hidden Hills  Jacksonville   FL         722            7,918         8,640          (772)    08/96
Meadow Glen                 Mesa           AZ       1,802           11,593        13,395          (864)    11/96
Nashboro Village            Nashville      TN       6,186           46,678        52,864        (3,424)    12/96
Parks at Treepoint (F)      Arlington      TX       1,966           17,224        19,140        (1,475)    09/96 & 01/97
Remington                   San Antonio    TX         427            5,044         5,471          (475)    06/96
Saratoga                    Melbourne      FL         676            6,705         7,381          (577)    09/96
Summer Oaks                 San Antonio    TX         826            6,361         7,187          (599)    06/96
Terra Vida                  Mesa           AZ       1,929           14,450        16,979        (1,377)    06/96
Villas of St. Moritz        San Antonio    TX         653            6,338         6,941          (623)    06/96
Waterford on the Meadow     Plano          TX       2,156           12,645        14,801        (1,099)    09/96
                                                ---------      -----------   -----------     ---------

Subtotal                                           22,297          180,530       202,827       (15,493)
                                                ---------      -----------   -----------     ---------

1997 Acquisitions
Arbors of Austin            Austin         TX         670            7,916         8,586          (482)    04/97
Arbors of Bedford           Bedford        TX         531            6,276         6,807          (419)    04/97
Arbors of Carrollton        Carrollton     TX         684            4,484         5,168          (289)    04/97
Arbors of Euless            Euless         TX       1,206            7,960         9,166          (537)    04/97

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
----------------------------------------------------------------------------------------------------------------------------------
Ashton Park                 Tampa          FL                 3,908         935           6,094           0              224
Clover Hill                 Arlington      TX                 (G)           725           5,944           0              752
Hillcrest                   Grand Prairie  TX                 --          1,040           6,823           0              701
Oak Ramble                  Tampa          FL                 --          1,247           8,797           0              567
Parkway Station             Atlanta        GA                 --            666          17,761           0              594
Windsor Park                Hendersonville TN                 6,812         500           9,012           0              710
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                     10,720       8,204          78,112           0            6,503
                                                          ---------    --------     -----------       -----         --------

Drever Transaction
Arbor Creek                 Dallas         TX                 (G)         2,284           9,841           0              314
Arbor Point                 Houston        TX                 1,428         313           2,568           0               51
Arbors of Wells Branch      Austin         TX                 (G)           912           7,522           0              154
Ashton Woods                Houston        TX                 (G)           251           4,423           0              185
Aston Brook                 Houston        TX                 1,618         194           3,676           0              275
Audubon Square              Austin         TX                 (G)           529           6,284           0              144
Bar Harbor                  Houston        TX                 --          1,149           9,326           0              261
Bayou Oaks                  Houston        TX                 3,506         222           6,120           0              127
Bent Creek                  Dallas         TX                 5,585       1,802           8,155           0              236
Brandon Oaks                Houston        TX                 2,556         293           6,454           0              172
Briarcrest                  Houston        TX                 3,987         714          11,199           0              429
Brittany Park               Dallas         TX                 (G)         1,620           7,892           0              360
Brookfield                  Houston        TX                 (G)           400           8,422           0              230
Canyon Ridge                Dallas         TX                 3,946       1,127           5,620           0              118
Carriage Hill               Houston        TX                 4,181         410           8,474           0              807
Casa Valley                 Dallas         TX                 (G)         1,020           6,010           0              295
Central Park Condos         Houston        TX                 2,034         370           3,945           0              145
Central Park Regency        Houston        TX                 5,814         490          12,636           0              653
                                                           Gross Amount at Which         Accumulated         Date     Depreciable
             Description                                Carried at December 31, 1998     Depreciation      Acquired   Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Buildings &
Property Name                    Location            Land        Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Ashton Park                 Tampa          FL          935            6,318         7,253          (312)    12/97
Clover Hill                 Arlington      TX          725            6,696         7,421          (303)    10/97
Hillcrest                   Grand Prairie  TX        1,040            7,524         8,564          (414)    06/97
Oak Ramble                  Tampa          FL        1,247            9,364        10,611          (404)    11/97
Parkway Station             Atlanta        GA          666           18,355        19,021          (901)    12/97
Windsor Park                Hendersonville TN          500            9,722        10,222          (902)    07/97
                                                 ---------      -----------   -----------     ---------

Subtotal                                             8,204           84,615        92,819        (4,566)
                                                 ---------      -----------   -----------     ---------

Drever Transaction
Arbor Creek                 Dallas         TX        2,284           10,155        12,439          (536)    10/97
Arbor Point                 Houston        TX          313            2,619         2,932          (142)    10/97
Arbors of Wells Branch      Austin         TX          912            7,681         8,593          (406)    10/97
Ashton Woods                Houston        TX          251            4,608         4,859          (247)    10/97
Aston Brook                 Houston        TX          194            3,951         4,415          (210)    10/97
Audubon Square              Austin         TX          529            6,428         6,957          (343)    10/97
Bar Harbor                  Houston        TX        1,149            9,587        10,736          (511)    10/97
Bayou Oaks                  Houston        TX          222            6,247         6,469          (322)    10/97
Bent Creek                  Dallas         TX        1,802            8,391        10,193          (444)    10/97
Brandon Oaks                Houston        TX          293            6,626         6,919          (351)    10/97
Briarcrest                  Houston        TX          714           11,628        12,342          (631)    10/97
Brittany Park               Dallas         TX        1,620            8,252         9,872          (436)    10/97
Brookfield                  Houston        TX          400            8,652         9,052          (459)    10/97
Canyon Ridge                Dallas         TX        1,127            5,738         6,865          (301)    10/97
Carriage Hill               Houston        TX          410            8,781         9,191          (464)    10/97
Casa Valley                 Dallas         TX        1,020            6,305         7,325          (327)    10/97
Central Park Condos         Houston        TX          370            4,040         4,460          (210)    10/97
Central Park Regency        Houston        TX          490           13,289        13,779          (696)    10/97

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
----------------------------------------------------------------------------------------------------------------------------------
                                                              C>
Charleston, The             Houston        TX      1998       4,268         810           8,469           0               20
Cimarron Park               Houston        TX      1998       2,312         334           4,888           0               15
Cimarron Parkway            Houston        TX      1998       --          1,319           9,527           0               18
Colorado Club               Houston        TX      1998       --            883           9,780           0               27
Creekwood Village           Dallas         TX      1998       5,210       1,433          11,173           0               36
Crestwood                   Phoenix        AZ      1998       --            932           9,151           0               21
Enclave at Cypress Park     Houston        TX      1998       --          1,595          12,455           0               62
Fairways, The               Phoenix        AZ      1998       --            766           5,747           0               19
Felicita Creek              San Diego      CA      1998       3,166       1,594           5,550           0               15
Garden Place                Phoenix        AZ      1998       --          1,596          12,480           0               22
Georgetown                  Houston        TX      1998       --          1,565           7,826           0               16
Hidden Lake                 Houston        TX      1998       --          2,843          19,840           0               40
Holiday on Hayes            Houston        TX      1998       4,899       1,491          10,600           0               15
Hunt Club, The              Houston        TX      1998       2,764       1,175           5,184           0               14
Huntley, The                Houston        TX      1998       5,182         640           8,974           0               21
Lakes of Renaissance        Austin         TX      1998       --            945          10,463           0               26
Meadows on Memorial         Houston        TX      1998       --            609           2,348           0               20
Mill Creek                  Houston        TX      1998       1,597         205           4,595           0               18
Montfort Oaks               Dallas         TX      1998       5,296       2,256          11,177           0               26
Monticello on Cranbrook     Houston        TX      1998       3,360         410           7,522           0               22
Northwoods                  Houston        TX      1998       2,992         638           8,176           0               24
Oak Ridge                   Austin         TX      1998       --            834          10,389           0               28
One Cypress Landing         Houston        TX      1998       --            559          11,830           0               33
One Westfield Lake          Houston        TX      1998       --            731           9,692           0               30
One Willow Chase            Houston        TX      1998       --            160           3,425           0                7
One Willow Park             Houston        TX      1998       --            219           5,880           0               13
Park Bonita                 San Diego      CA      1998       5,836       6,951           5,647           0               10
Pathway, The                Houston        TX      1998       --            848           5,855           0               11
                                                           Gross Amount at Which         Accumulated         Date     Depreciable
             Description                                Carried at December 31, 1998     Depreciation      Acquired   Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Buildings &
Property Name                    Location            Land        Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Charleston, The             Houston        TX          810            8,489         9,299           (89)    10/97
Cimarron Park               Houston        TX          334            4,903         5,237           (52)    10/97
Cimarron Parkway            Houston        TX        1,319            9,545        10,864          (100)    10/97
Colorado Club               Houston        TX          883            9,807        10,690          (103)    10/97
Creekwood Village           Dallas         TX        1,433           11,209        12,642          (118)    10/97
Crestwood                   Phoenix        AZ          932            9,172        10,104           (96)    10/97
Enclave at Cypress Park     Houston        TX        1,595           12,517        14,112          (132)    10/97
Fairways, The               Phoenix        AZ          766            5,766         6,532           (60)    10/97
Felicita Creek              San Diego      CA        1,594            5,565         7,159           (59)    10/97
Garden Place                Phoenix        AZ        1,596           12,502        14,098          (131)    10/97
Georgetown                  Houston        TX        1,565            7,842         9,407           (51)    10/97
Hidden Lake                 Houston        TX        2,843           19,880        22,723          (208)    10/97
Holiday on Hayes            Houston        TX        1,491           10,615        12,106          (111)    10/97
Hunt Club, The              Houston        TX        1,175            5,198         6,373           (55)    10/97
Huntley, The                Houston        TX          640            8,995         9,635           (94)    10/97
Lakes of Renaissance        Austin         TX          945           10,489        11,434          (110)    10/97
Meadows on Memorial         Houston        TX          609            2,368         2,977           (26)    10/97
Mill Creek                  Houston        TX          205            4,613         4,818           (49)    10/97
Montfort Oaks               Dallas         TX        2,256           11,203        13,459          (117)    10/97
Monticello on Cranbrook     Houston        TX          410            7,544         7,954           (79)    10/97
Northwoods                  Houston        TX          638            8,200         8,838           (86)    10/97
Oak Ridge                   Austin         TX          834           10,417        11,251          (109)    10/97
One Cypress Landing         Houston        TX          559           11,863        12,422          (125)    10/97
One Westfield Lake          Houston        TX          731            9,722        10,453          (102)    10/97
One Willow Chase            Houston        TX          160            3,432         3,592           (36)    10/97
One Willow Park             Houston        TX          219            5,893         6,112           (62)    10/97
Park Bonita                 San Diego      CA        6,951            5,657        12,608           (59)    10/97
Pathway, The                Houston        TX          848            5,866         6,714           (62)    10/97

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
----------------------------------------------------------------------------------------------------------------------------------
                                                              C>
Pine Creek                  Houston        TX                 --            414           5,697           0              349
Polo Club                   Austin         TX                 6,218         912          10,586           0              223
Polo Club on Cranbrook I    Houston        TX                 2,794         340           5,693           0              245
Polo Club on Cranbrook II   Houston        TX                 3,830         256           7,362           0              842
Rafters, The                Corpus Christi TX                 5,814         899           8,304           0              116
Richmond Green              Houston        TX                 --          1,248          10,049           0              178
Riverwalk                   Houston        TX                 2,830         390           6,497           0               98
Saratoga Springs            Atlanta        GA                 7,458       1,568          12,041           0              665
Shadow Creek                Austin         TX                 8,449       1,617          13,250           0              863
Shadowridge Village         Dallas         TX                 3,330         918           5,055           0              143
Shannon Chase               Atlanta        GA                 4,317       3,465           4,564           0              141
Silverado                   Houston        TX                 7,726       1,611          12,003           0              144
Stony Creek                 Houston        TX                 2,921         478           6,540           0              423
Sun Ridge                   San Diego      CA                 5,842       3,400           3,316           0               89
Timbers of Cranbrook        Houston        TX                    (7)        348           8,273           0              270
Tranquility Lake            Houston        TX                 --            742           3,231           0               72
Trinity Mills               Dallas         TX                 4,671       1,968           6,372           0              185
Trinity Oaks                Dallas         TX                 3,056         916           8,688           0              363
Villas at Indian Trails     Atlanta        GA                 3,562       3,119           6,138           0              508
Wharf, The                  Corpus Christi TX                 6,063       1,283           8,928           0              140
Willowick                   Corpus Christi TX                 5,459         899           9,161           0              139
Wimbledon                   Houston        TX                 --            231           5,667           0              145
Woodborough                 Houston        TX                    (7)        376           8,731           0              389
Woodchase                   Houston        TX                 4,416       1,422          10,826           0              204
Woodedge                    Houston        TX                 1,721         243           3,606           0              128
Woodlake                    Houston        TX                    (7)      1,179          10,338           0              309
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                    185,225      78,683         568,126           0           17,743
                                                          ---------    --------     -----------       -----         --------
                                                            Gross Amount at Which         Accumulated         Date     Depreciable
             Description                                 Carried at December 31, 1998     Depreciation      Acquired   Life (Years)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Buildings &
Property Name                    Location             Land        Improvements      Total
-----------------------------------------------------------------------------------------------------------------------------------
Pine Creek                  Houston        TX           414            6,046         6,460           529     10/97
Polo Club                   Austin         TX           912           10,809        11,721           570     10/97
Polo Club on Cranbrook I    Houston        TX           340            5,938         6,278           325     10/97
Polo Club on Cranbrook II   Houston        TX           256            7,704         7,960           421     10/97
Rafters, The                Corpus Christi TX           899            8,420         9,319           432     10/97
Richmond Green              Houston        TX         1,248           10,227        11,475           533     10/97
Riverwalk                   Houston        TX           390            6,595         6,985           348     10/97
Saratoga Springs            Atlanta        GA         1,568           12,706        14,274           646     10/97
Shadow Creek                Austin         TX         1,617           14,113        15,730           728     10/97
Shadowridge Village         Dallas         TX           918            5,198         6,116           200     10/97
Shannon Chase               Atlanta        GA         3,465            4,705         8,170           252     10/97
Silverado                   Houston        TX         1,611           12,147        13,758           635     10/97
Stony Creek                 Houston        TX           478            6,962         7,440           875     10/97
Sun Ridge                   San Diego      CA         3,400            3,405         6,805           185     10/97
Timbers of Cranbrook        Houston        TX           348            8,543         8,891           453     10/97
Tranquility Lake            Houston        TX           742            3,303         4,045           175     10/97
Trinity Mills               Dallas         TX         1,968            6,557         8,525           814     10/97
Trinity Oaks                Dallas         TX           916            8,991         9,907           966     10/97
Villas at Indian Trails     Atlanta        GA         3,119            6,646         9,765           800     10/97
Wharf, The                  Corpus Christi TX         1,283            9,088        10,371           482     10/97
Willowick                   Corpus Christi TX           899            9,300        10,198           491     10/97
Wimbledon                   Houston        TX           231            5,812         6,043           366     10/97
Woodborough                 Houston        TX           376            9,120         9,496           484     10/97
Woodchase                   Houston        TX         1,422           11,030        12,452           588     10/97
Woodedge                    Houston        TX           243            3,734         3,977           287     10/97
Woodlake                    Houston        TX         1,179           10,647        11,826           553     10/97
                                                  ---------      -----------   -----------     ---------

Subtotal                                             78,683          585,869       664,552       (30,893)
                                                  ---------      -----------   -----------     ---------

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                 Buildings &
Property Name                    Location                                  Land       Improvements     Land       Improvements
-----------------------------------------------------------------------------------------------------------------------------------
                                                              C>
Subtotal - 1997                                             195,945      86,887                                       24,246
                                                          ---------    --------     -----------       -----         --------

1998 Acquisitions
Retreat at Eldridge         Houston        TX                 --            549           9,452           0                4
Sierra Springs              Bedford        TX                 8,334         745          10,517           0              273
South Green                 Houston        TX                 --            494           9,008           0              271
South Pointe                Tampa          FL                 5,193         490           5,685           0              125
St. James                   Tampa          FL                 4,980       1,156           8,557           0              213
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                     18,807       3,434          43,219           0              886
                                                          ---------    --------     -----------       -----         --------

Grand Total                                                 382,944     170,380       1,266,649         (33)          94,167
                                                          =========    ========     ===========       =====         ========
                                                           Gross Amount at Which         Accumulated         Date     Depreciable
             Description                                Carried at December 31, 1998     Depreciation      Acquired   Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Buildings &
Property Name                    Location            Land        Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Subtotal - 1997                                     86,887          670,484       751,371        35,459
                                                 ---------      -----------   -----------     ---------

1998 Acquisitions                                                     9,456        10,005          (111)
Retreat at Eldridge         Houston        TX          549           10,790        11,535          (126)    8/98
Sierra Springs              Bedford        TX          745            9,279         9,773          (113)    8/98
South Green                 Houston        TX          494            5,810         6,300          (174)    8/98
South Pointe                Tampa          FL          490            8,770         9,297          (264)    2/98
St. James                   Tampa          FL        1,157           44,105        47,540          (788)    2/98
                                                 ---------      -----------   -----------     ---------

Subtotal


Grand Total                                      $ 170,347      $ 1,366,816   $ 1,531,163     $ 128,765
                                                 =========      ===========   ===========     =========

(A) Property is pledged as collateral under a $56.308 million mortgage note payable to an insurance company.

(B) Property is pledged as collateral under a $22.165 million mortgage note payable to an insurance company.

(C) Property is pledged as collateral under the mortgage notes secured by Reflections of Highpoint, Remington at Ponte Vedra, Remington Hill, Winridge, and Windsor Park.

(D) Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 14 to 30 years for buildings and 3, 5, 10, or 15 years for personal property.

(E) Braden's Walk, Oak Forest and Woods of Bedford were combined on December 31, 1997 to be operated as one property.

(F) Timber Creek and Treepoint were combined on January 8, 1997 and Quayle Walk was combined on December 31, 1997, to be operated as one property - Parks at Treepoint.

(G) Property is pledged as collateral under a $250 million credit facility secured by FNMA.

(H) The aggregate cost for Federal income tax purposes at December 31, 1997 is approximately $1.3 billion.

                      WALDEN RESIDENTIAL PROPERTIES, INC.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 1998

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
----------------------------------------------------------------------------------------------------------------------------------
Original Properties
-------------------
Avondale                    Tulsa          OK                 2,703         804           4,164           0              792
Casa Verde                  Phoenix        AZ                 1,968       1,027           3,586           0              442
Country View                San Antonio    TX                   (A)         719           5,302           0              891
Coventry Park               Tulsa          OK                 2,345         635           3,475           0              935
Fountain Crest              Tulsa          OK                 3,131         962           5,565           0            1,317
Fountaingate                Wichita Falls  TX                 --            751           6,498           0              854
James Pointe                Murray         UT                 8,106       1,040          10,937         (28)             831
Post Oak Place              Euless         TX                 --          1,570           6,582           0            1,723
Preston Greens              Dallas         TX                 --          1,468           6,687           0            1,032
Raintree                    Nashville      TN                 5,170         715           6,457           0            1,446
Settler's Cove              Beaumont       TX                 3,140         159           5,056           0              657
Stillwater                  Murray         UT                11,826       2,019          16,839           3              770
Trestles of Austin          Austin         TX                   (A)       1,100           9,977           0            1,623
Woodstone                   Phoenix        AZ                12,404       4,325          14,210           0              936
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                     50,793      17,294         105,335         (25)          14,249
                                                          ---------    --------     -----------       -----         --------

1994 Acquisitions
-----------------
Bel Shores                  Largo          FL                 4,586       1,847           6,072           0            1,051
Brookwood Club              Jacksonville   FL                 6,800         952           8,647          (4)           1,623
Carlyle at Waters           Tampa          FL                   (B)       1,678          11,154           0            1,989
Cinnamon Park               Arlington      TX                   (A)         855           7,723          (4)             725
Copper Cove                 Houston        TX                   (G)         935           6,194           0              773
Copperfield                 Oklahoma City  OK                 4,091         357           6,473           0              428
Fielder's Glen              Arlington      TX                   (A)         556           5,031           0              770
Foxboro                     Houston        TX                   (A)         800           3,882           0              839
Gables, The                 McKinney       TX                   (A)         544           6,885           0              737
Greens Crossing             Dallas         TX                   (B)       1,368           6,795           0            1,207
                                                            Gross Amount at Which         Accumulated         Date     Depreciable
             Description                                 Carried at December 31, 1998     Depreciation      Acquired   Life (Years)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Buildings &
Property Name                    Location             Land        Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Original Properties
-------------------
Avondale                    Tulsa          OK           804            4,956         5,760        (1,403)    02/94
Casa Verde                  Phoenix        AZ         1,027            4,028         5,055        (1,057)    02/94
Country View                San Antonio    TX           719            6,193         6,912        (1,667)    02/94
Coventry Park               Tulsa          OK           635            4,410         5,045        (1,397)    02/94
Fountain Crest              Tulsa          OK           962            6,882         7,844        (2,195)    02/94
Fountaingate                Wichita Falls  TX           751            7,352         8,103        (1,903)    02/94
James Pointe                Murray         UT         1,012           11,768        12,780        (2,697)    02/94
Post Oak Place              Euless         TX         1,570            8,305         9,875        (1,903)    02/94
Preston Greens              Dallas         TX         1,468            7,719         9,187        (2,104)    02/94
Raintree                    Nashville      TN           715            7,903         8,618        (1,898)    02/94
Settler's Cove              Beaumont       TX           159            5,713         5,872        (1,543)    02/94
Stillwater                  Murray         UT         2,022           17,609        19,631        (3,991)    02/94
Trestles of Austin          Austin         TX         1,100           11,600        12,700        (2,737)    02/94
Woodstone                   Phoenix        AZ         4,325           15,146        19,471        (3,367)    02/94
                                                  ---------      -----------   -----------     ---------

Subtotal                                             17,269          119,584       136,853       (29,862)
                                                  ---------      -----------   -----------     ---------

1994 Acquisitions
-----------------
Bel Shores                  Largo          FL         1,847            7,123         8,970        (1,309)    03/94
Brookwood Club              Jacksonville   FL           948           10,270        11,218        (1,665)    11/94
Carlyle at Waters           Tampa          FL         1,678           13,143        14,821        (1,897)    12/94
Cinnamon Park               Arlington      TX           851            8,448         9,299        (1,275)    09/94
Copper Cove                 Houston        TX           935            6,967         7,902        (1,153)    06/94
Copperfield                 Oklahoma City  OK           357            6,901         7,258        (1,113)    06/94
Fielder's Glen              Arlington      TX           556            5,801         6,357          (979)    05/94
Foxboro                     Houston        TX           800            4,721         5,521          (843)    06/94
Gables, The                 McKinney       TX           544            7,622         8,166        (1,274)    05/94
Greens Crossing             Dallas         TX         1,368            8,002         9,370        (1,184)    12/94

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
-----------------------------------------------------------------------------------------------------------------------------------
Harper's Creek              Austin         TX                   (A)         868           8,871           0              828
Hunter's Ridge              Oklahoma City  OK                 3,495         300           4,927           0              665
Newport                     Irving         TX                 6,993       1,200           8,878           0              802
Rivercrest                  Arlington      TX                 5,312       1,650           7,877           0            1,691
Silverado                   Albuquerque    NM                   (B)       1,194           8,082           0              295
Springfield                 Mesquite       TX                   (A)       1,042           6,507           0              648
Summerfield Place           Oklahoma City  OK                   (A)         619           5,586           0              599
Woodscape                   Oklahoma City  OK                   (A)       1,077          13,280           0            1,227
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                     31,277      17,842         132,864          (8)          16,897
                                                          ---------    --------     -----------       -----         --------

1995 Acquisitions
Braden's Walk (E)           Bedford        TX                   (G)       1,839          18,495           0            2,248
Hilltop                     North Richland
                             Hills         TX                 --            801           5,314           0              821
Laurel Creek                Houston        TX                   (A)       2,067          12,011           0            1,464
Pinnacle                    Lewisville     TX                 --            672           4,190           0              525
Pinto Creek                 Austin         TX                   (A)         487           8,403           0            1,301
Reflections of Highpoint    Dallas         TX                12,426       1,984          12,358           0            1,613
Remington at Ponte Vedra    Ponte Vedra
                             Beach         FL                11,938       1,425          13,468           0            1,119
Remington Hill              Fort Worth     TX                13,797       1,846          11,847           0              532
Sandpiper                   Jacksonville   FL                   (B)       1,102          10,377           0            1,509
Shadow Creek                North Richland
                             Hills         TX                   (G)         666           5,899           0              943
Summer Meadows              Plano          TX                12,123       2,393          14,908           0              634
Summer Villas               Dallas         TX                   (C)       2,270          14,140           0            2,385
Summers Crossing            Plano          TX                 9,047       1,730          10,774           0              966
Summers Landing             Fort Worth     TX                   (G)         819           5,259           0              635
Three Palms                 Tampa          FL                   (G)       1,735          14,017           0            1,322
Winridge                    Aurora         CO                12,608         790          15,939           0              936
                                                          ---------    --------     -----------       -----         --------
                                                             Gross Amount at Which         Accumulated      Date      Depreciable
             Description                                  Carried at December 31, 1998(H)  Depreciation   Acquired  Life (Years)(D)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Buildings &
Property Name                    Location              Land        Improvements      Total
-----------------------------------------------------------------------------------------------------------------------------------
Harper's Creek              Austin             TX        868            9,699        10,567        (1,524)  06/94
Hunter's Ridge              Oklahoma City      OK        300            5,592         5,892          (883)  06/94
Newport                     Irving             TX      1,200            9,680        10,880        (1,502)  06/94
Rivercrest                  Arlington          TX      1,650            9,568        11,218        (1,646)  04/94
Silverado                   Albuquerque        NM      1,194            8,377         9,571        (1,210)  12/94
Springfield                 Mesquite           TX      1,042            7,155         8,197        (1,133)  06/94
Summerfield Place           Oklahoma City      OK        619            6,185         6,804          (909)  11/94
Woodscape                   Oklahoma City      OK      1,077           14,507        15,584        (2,255)  06/94
                                                   ---------      -----------   -----------     ---------

Subtotal                                              17,834          149,761       167,595       (23,754)
                                                   ---------      -----------   -----------     ---------

1995 Acquisitions
Braden's Walk (E)           Bedford            TX      1,839           20,743        22,582        (1,588)  12/95, 10/96, 12/97
Hilltop                     North Richland
                             Hills             TX        801            6,135         6,936          (683)  12/95
Laurel Creek                Houston            TX      2,067           13,475        15,542        (1,852)  04/95
Pinnacle                    Lewisville         TX        672            4,715         5,387          (593)  06/95
Pinto Creek                 Austin             TX        487            9,704        10,191        (1,342)  01/95
Reflections of Highpoint    Dallas             TX      1,984           13,971        15,955        (1,631)  06/95
Remington at Ponte Vedra    Ponte Vedra Beach  FL      1,425           14,587        16,012        (1,836)  06/95
Remington Hill              Fort Worth         TX      1,846           12,379        14,225        (1,563)  06/95
Sandpiper                   Jacksonville       FL      1,102           11,886        12,988        (1,447)  10/95
Shadow Creek                North Richland
                             Hills             TX        666            6,842         7,508          (769)  12/95
Summer Meadows              Plano              TX      2,393           15,542        17,935        (1,951)  06/95
Summer Villas               Dallas             TX      2,270           16,525        18,795        (1,887)  06/95
Summers Crossing            Plano              TX      1,730           11,740        13,470        (1,461)  06/95
Summers Landing             Fort Worth         TX        819            5,894         6,713          (784)  06/95
Three Palms                 Tampa              FL      1,735           15,339        17,074        (1,935)  06/95
Winridge                    Aurora             CO        790           16,875        17,665        (2,087)  06/95
                                                   ---------      -----------   -----------     ---------

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
----------------------------------------------------------------------------------------------------------------------------------
Subtotal                                                     71,939      22,626         177,399           0           18,953
                                                          ---------    --------     -----------       -----         --------

1996 Acquisitions
Ashbury Parke               Austin         TX                   (G)       2,007          11,591           0            1,194
Bentley Green               Jacksonville   FL                   (G)       1,430          14,095           0            1,765
Brandywine                  Nashville      TN                 --            646           8,479           0            1,240
Costa Del Sol               San Antonio    TX                   (G)         871           6,432           0              778
Huntington at Hidden Hills  Jacksonville   FL                 --            722           6,165           0            1,753
Meadow Glen                 Mesa           AZ                 6,969       1,802          10,754           0              839
Nashboro Village            Nashville      TN                 --          6,186          42,869           0            3,809
Parks at Treepoint (F)      Arlington      TX                   (G)       1,966          15,036           0            2,188
Remington                   San Antonio    TX                 --            427           4,411           0              633
Saratoga                    Melbourne      FL                 --            676           5,788           0              917
Summer Oaks                 San Antonio    TX                   (G)         826           5,624           0              737
Terra Vida                  Mesa           AZ                 7,214       1,929          13,383           0            1,067
Villas of St. Moritz        San Antonio    TX                   (G)         653           5,544           0              794
Waterford on the Meadow     Plano          TX                 --          2,156          11,423           0            1,222
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                     14,183      22,297         161,594           0           18,936
                                                          ---------    --------     -----------       -----         --------

1997 Acquisitions
Arbors of Austin            Austin         TX                   (G)         670           7,306           0              610
Arbors of Bedford           Bedford        TX                   (G)         531           5,623           0              653
Arbors of Carrollton        Carrollton     TX                 --            684           4,019           0              465
Arbors of Euless            Euless         TX                   (G)       1,206           6,733           0            1,227
Ashton Park                 Tampa          FL                 3,908         935           6,094           0              224
Clover Hill                 Arlington      TX                   (G)         725           5,944           0              752
Hillcrest                   Grand Prairie  TX                 --          1,040           6,823           0              701
Oak Ramble                  Tampa          FL                 --          1,247           8,797           0              567
                                                          Gross Amount at Which         Accumulated        Date     Depreciable
             Description                               Carried at December 31, 1998(H)  Depreciation     Acquired  Life (Years)(D)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Buildings &
Property Name                    Location           Land        Improvements      Total
-----------------------------------------------------------------------------------------------------------------------------------

Subtotal                                           22,626          196,352       218,978       (23,409)
                                                ---------      -----------   -----------     ---------

1996 Acquisitions
Ashbury Parke               Austin         TX       2,007           12,785        14,792        (1,169)    06/96
Bentley Green               Jacksonville   FL       1,430           15,860        17,290        (1,421)    08/96 & 09/96
Brandywine                  Nashville      TN         646            9,719        10,365          (937)    08/96
Costa Del Sol               San Antonio    TX         871            7,210         8,081          (681)    06/96
Huntington at Hidden Hills  Jacksonville   FL         722            7,918         8,640          (772)    08/96
Meadow Glen                 Mesa           AZ       1,802           11,593        13,395          (864)    11/96
Nashboro Village            Nashville      TN       6,186           46,678        52,864        (3,424)    12/96
Parks at Treepoint (F)      Arlington      TX       1,966           17,224        19,190        (1,475)    09/96 & 01/97
Remington                   San Antonio    TX         427            5,044         5,471          (475)    06/96
Saratoga                    Melbourne      FL         676            6,705         7,381          (577)    09/96
Summer Oaks                 San Antonio    TX         826            6,361         7,187          (599)    06/96
Terra Vida                  Mesa           AZ       1,929           14,450        16,379        (1,377)    06/96
Villas of St. Moritz        San Antonio    TX         653            6,338         6,991          (623)    06/96
Waterford on the Meadow     Plano          TX       2,156           12,645        14,801        (1,099)    09/96
                                                ---------      -----------   -----------     ---------

Subtotal                                           22,297          180,530       202,827       (15,493)
                                                ---------      -----------   -----------     ---------

1997 Acquisitions
Arbors of Austin            Austin         TX         670            7,916         8,586          (482)    04/97
Arbors of Bedford           Bedford        TX         531            6,276         6,807          (419)    04/97
Arbors of Carrollton        Carrollton     TX         684            4,484         5,168          (289)    04/97
Arbors of Euless            Euless         TX       1,206            7,960         9,166          (537)    04/97
Ashton Park                 Tampa          FL         935            6,318         7,253          (312)    12/97
Clover Hill                 Arlington      TX         725            6,696         7,421          (303)    10/97
Hillcrest                   Grand Prairie  TX       1,040            7,524         8,564          (414)    06/97
Oak Ramble                  Tampa          FL       1,247            9,364        10,611          (404)    11/97

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
----------------------------------------------------------------------------------------------------------------------------------
Parkway Station             Atlanta        GA                 --            666          17,761           0              594
Windsor Park                Hendersonville TN                 6,812         500           9,012           0              710
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                     10,720       8,204          78,112           0            6,503
                                                          ---------    --------     -----------       -----         --------

Drever Transaction
Arbor Creek                 Dallas         TX                 (G)         2,284           9,841           0              314
Arbor Point                 Houston        TX                 1,428         313           2,568           0               51
Arbors of Wells Branch      Austin         TX                 (G)           912           7,522           0              159
Ashton Woods                Houston        TX                 (C)           251           4,423           0              185
Aston Brook                 Houston        TX                 1,618         194           3,676           0              275
Audubon Square              Austin         TX                 (G)           529           6,284           0              144
Bar Harbor                  Houston        TX                 5,097       1,149           9,326           0              261
Bayou Oaks                  Houston        TX                 3,506         222           6,120           0              127
Bent Creek                  Dallas         TX                 5,585       1,802           8,155           0              236
Brandon Oaks                Houston        TX                 2,556         293           6,454           0              172
Briarcrest                  Houston        TX                 3,987         714          11,199           0              429
Brittany Park               Dallas         TX                 (G)         1,620           7,892           0              360
Brookfield                  Houston        TX                 (G)           400           8,422           0              230
Canyon Ridge                Dallas         TX                 3,946       1,127           5,620           0              118
Carriage Hill               Houston        TX                 4,181         410           8,474           0              307
Casa Valley                 Dallas         TX                 (G)         1,020           6,010           0              295
Central Park Condos         Houston        TX                 2,034         370           3,945           0              145
Central Park Regency        Houston        TX                 5,814         490          12,636           0              653
Charleston, The             Houston        TX                 4,268         810           8,469           0              225
Cimarron Park               Houston        TX                 3,265         334           4,888           0              212
Cimarron Parkway            Houston        TX                 (G)         1,319           9,527           0              383
Colorado Club               Houston        TX                 (G)           883           9,780           0              316
Creekwood Village           Dallas         TX                 6,934       1,433          11,173           0              399
                                                           Gross Amount at Which         Accumulated         Date     Depreciable
             Description                                Carried at December 31, 1998(H)  Depreciation      Acquired  Life (Years)(D)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Buildings &
Property Name                    Location            Land        Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Parkway Station             Atlanta        GA          666           18,355        19,021          (904)    12/97
Windsor Park                Hendersonville TN          500            9,722        10,222          (502)    07/97
                                                 ---------      -----------   -----------     ---------

Subtotal                                             8,204           84,615        92,819        (4,566)
                                                 ---------      -----------   -----------     ---------

Drever Transaction
Arbor Creek                 Dallas         TX        2,284           10,155        12,439          (536)    10/97
Arbor Point                 Houston        TX          313            2,619         2,932          (142)    10/97
Arbors of Wells Branch      Austin         TX          912            7,681         8,593          (406)    10/97
Ashton Woods                Houston        TX          251            4,608         4,859          (247)    10/97
Aston Brook                 Houston        TX          194            3,951         4,145          (210)    10/97
Audubon Square              Austin         TX          529            6,428         6,957          (343)    10/97
Bar Harbor                  Houston        TX        1,149            9,587        10,736          (511)    10/97
Bayou Oaks                  Houston        TX          222            6,247         6,469          (332)    10/97
Bent Creek                  Dallas         TX        1,802            8,391        10,193          (444)    10/97
Brandon Oaks                Houston        TX          293            6,626         6,919          (351)    10/97
Briarcrest                  Houston        TX          714           11,628        12,342          (631)    10/97
Brittany Park               Dallas         TX        1,620            8,252         9,872          (436)    10/97
Brookfield                  Houston        TX          400            8,652         9,052          (459)    10/97
Canyon Ridge                Dallas         TX        1,127            5,738         6,865          (301)    10/97
Carriage Hill               Houston        TX          410            8,781         9,191          (464)    10/97
Casa Valley                 Dallas         TX        1,020            6,305         7,325          (327)    10/97
Central Park Condos         Houston        TX          370            4,090         4,460          (216)    10/97
Central Park Regency        Houston        TX          490           13,289        13,779          (696)    10/97
Charleston, The             Houston        TX          810            8,694         9,504          (463)    10/97
Cimarron Park               Houston        TX          334            5,100         5,434          (272)    10/97
Cimarron Parkway            Houston        TX        1,319            9,910        11,229          (513)    10/97
Colorado Club               Houston        TX          883           10,096        10,979          (531)    10/97
Creekwood Village           Dallas         TX        1,433           11,572        13,005          (608)    10/97

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
----------------------------------------------------------------------------------------------------------------------------------
Crestwood                   Phoenix        AZ                 (G)           932           9,151           0               82
Enclave at Cypress Park     Houston        TX                 (G)         1,595          12,455           0              411
Fairways, The               Phoenix        AZ                 --            766           5,747           0              146
Felicita Creek              San Diego      CA              3,995          1,594           5,550           0               69
Garden Place                Phoenix        AZ                 (G)         1,596          12,480           0              113
Georgetown                  Houston        TX                 --          1,565           7,826           0              110
Hidden Lake                 Houston        TX                 (G)         2,843          19,840           0              455
Holiday on Hayes            Houston        TX              6,622          1,491          10,600           0              129
Hunt Club, The              Houston        TX              2,764          1,175           5,184           0              109
Huntley, The                Houston        TX              5,182            640           8,974           0              291
Lakes of Renaissance        Austin         TX                 --            945          10,463           0              186
Meadows on Memorial         Houston        TX                 --            609           2,348           0               82
Mill Creek                  Houston        TX              1,597            205           4,595           0              128
Montfort Oaks               Dallas         TX              7,242          2,256          11,177           0              220
Monticello on Cranbrook     Houston        TX              3,360            410           7,522           0              187
Northwoods                  Houston        TX              5,124            638           8,176           0              336
Oak Ridge                   Austin         TX                 (G)           834          10,389           0              266
One Cypress Landing         Houston        TX                 (G)           559          11,830           0              455
One Westfield Lake          Houston        TX                 --            731           9,692           0              320
One Willow Chase            Houston        TX                 --            160           3,425           0              366
One Willow Park             Houston        TX                 (G)           219           5,880           0              286
Park Bonita                 San Diego      CA              6,753          6,951           5,647           0               74
Pathway, The                Houston        TX                 (G)           848           5,855           0               96
Pine Creek                  Houston        TX                 --            414           5,697           0              349
Polo Club                   Austin         TX              6,218            912          10,586           0              223
Polo Club on Cranbrook I    Houston        TX              2,794            340           5,693           0              245
Polo Club on Cranbrook II   Houston        TX              3,830            256           7,362           0              342
Rafter, The                 Corpus Christi TX              5,314            899           8,304           0              116
Richmond Green              Houston        TX                 (G)         1,248          10,049           0              178
                                                           Gross Amount at Which         Accumulated        Date      Depreciable
             Description                                Carried at December 31, 1998(H)  Depreciation     Acquired   Life(Years)(D)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Buildings &
Property Name                    Location            Land        Improvements      Total
-----------------------------------------------------------------------------------------------------------------------------------
Crestwood                   Phoenix        AZ          932            9,233        10,165          (488)    10/97
Enclave at Cypress Park     Houston        TX        1,595           12,866        14,461          (690)    10/97
Fairways, The               Phoenix        AZ          766            5,893         6,659          (314)    10/97
Felicita Creek              San Diego      CA        1,594            5,619         7,213          (293)    10/97
Garden Place                Phoenix        AZ        1,596           12,593        14,189          (654)    10/97
Georgetown                  Houston        TX        1,565            7,936         9,501          (412)    10/97
Hidden Lake                 Houston        TX        2,843           20,295        23,138        (1,057)    10/97
Holiday on Hayes            Houston        TX        1,491           10,729        12,220          (561)    10/97
Hunt Club, The              Houston        TX        1,175            5,293         6,468          (281)    10/97
Huntley, The                Houston        TX          640            9,265         9,905          (482)    10/97
Lakes of Renaissance        Austin         TX          945           10,649        11,594          (560)    10/97
Meadows on Memorial         Houston        TX          609            2,430         3,039          (133)    10/97
Mill Creek                  Houston        TX          205            4,723         4,928          (254)    10/97
Montfort Oaks               Dallas         TX        2,256           11,397        13,653          (594)    10/97
Monticello on Cranbrook     Houston        TX          410            7,709         8,119          (415)    10/97
Northwoods                  Houston        TX          638            8,512         9,150          (448)    10/97
Oak Ridge                   Austin         TX          834           10,655        11,489          (557)    10/97
One Cypress Landing         Houston        TX          559           12,285        12,844          (654)    10/97
One Westfield Lake          Houston        TX          731           10,012        10,743          (524)    10/97
One Willow Chase            Houston        TX          160            3,791         3,951          (195)    10/97
One Willow Park             Houston        TX          219            6,166         6,385          (320)    10/97
Park Bonita                 San Diego      CA        6,951            5,721        12,672          (300)    10/97
Pathway, The                Houston        TX          848            5,951         6,799          (310)    10/97
Pine Creek                  Houston        TX          414            6,046         6,460          (329)    10/97
Polo Club                   Austin         TX          912           10,809        11,721          (570)    10/97
Polo Club on Cranbrook I    Houston        TX          340            5,938         6,278          (325)    10/97
Polo Club on Cranbrook II   Houston        TX          256            7,704         7,960          (421)    10/97
Rafter, The                 Corpus Christi TX          899            8,420         9,319          (432)    10/97
Richmond Green              Houston        TX        1,248           10,227        11,475          (533)    10/97

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                     Buildings &
Property Name                    Location                                  Land       Improvements     Land           Improvements
----------------------------------------------------------------------------------------------------------------------------------
Riverwalk                   Houston        TX                 2,830         390           6,497           0               98
Saratoga Springs            Atlanta        GA                 7,458       1,568          12,041           0              665
Shadow Creek                Austin         TX                 8,449       1,617          13,250           0              863
Shadowridge Village         Dallas         TX                 3,230         918           5,055           0              143
Shannon Chase               Atlanta        GA                 4,317       3,465           4,564           0              141
Silverado                   Houston        TX                 7,726       1,611          12,003           0              144
Stony Creek                 Houston        TX                 2,921         478           6,540           0              422
Sun Ridge                   San Diego      CA                 3,842       3,400           3,316           0               89
Timbers of Cranbrook        Houston        TX                    (G)        348           8,273           0              270
Tranquility Lake            Houston        TX                 --            742           3,231           0               72
Trinity Mills               Dallas         TX                 4,671       1,968           6,372           0              185
Trinity Oaks                Dallas         TX                 3,056         916           8,688           0              303
Villas at Indian Trails     Atlanta        GA                 3,562       3,119           6,138           0              508
Wharf, The                  Corpus Christi TX                 6,063       1,283           8,928           0              160
Willowick                   Corpus Christi TX                 5,959         899           9,161           0              139
Wimbledon                   Houston        TX                 --            231           5,667           0              145
Woodborough                 Houston        TX                    (G)        376           8,731           0              389
Woodchase                   Houston        TX                 4,416       1,422          10,826           0              204
Woodedge                    Houston        TX                 1,711         243           3,606           0              128
Woodlake                    Houston        TX                    (G)      1,179          10,338           0              309
                                                          ---------    --------     -----------       -----         --------

Subtotal                                                    185,225      78,683         568,126           0           17,743
                                                          ---------    --------     -----------       -----         --------

Subtotal - 1997                                             195,945      86,887         646,238           0           24,246
                                                          ---------    --------     -----------       -----         --------

1998 Acquisitions
Retreat at Eldridge         Houston        TX                 --            549           9,452           0                4
Sierra Springs              Bedford        TX                 8,334         745          10,517           0              273
South Green                 Houston        TX                 --            494           9,008           0              271
                                                            Gross Amount at Which         Accumulated        Date     Depreciable
             Description                                 Carried at December 31, 1998(H)  Depreciation     Acquired  Life (Years)(D)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Buildings &
Property Name                    Location             Land        Improvements      Total
-----------------------------------------------------------------------------------------------------------------------------------
Riverwalk                   Houston        TX           390            6,595         6,985          (348)     10/97
Saratoga Springs            Atlanta        GA         1,568           12,706        14,274          (646)    10/97
Shadow Creek                Austin         TX         1,617           14,113        15,730          (728)    10/97
Shadowridge Village         Dallas         TX           918            5,198         6,116          (280)    10/97
Shannon Chase               Atlanta        GA         3,465            4,705         8,170          (252)    10/97
Silverado                   Houston        TX         1,611           12,147        13,758          (635)    10/97
Stony Creek                 Houston        TX           478            6,962         7,440          (375)    10/97
Sun Ridge                   San Diego      CA         3,400            3,405         6,805          (185)    10/97
Timbers of Cranbrook        Houston        TX           348            8,543         8,891          (453)    10/97
Tranquility Lake            Houston        TX           742            3,303         4,045          (175)    10/97
Trinity Mills               Dallas         TX         1,968            6,557         8,525          (344)    10/97
Trinity Oaks                Dallas         TX           916            8,991         9,907          (466)    10/97
Villas at Indian Trails     Atlanta        GA         3,119            6,646         9,765          (356)    10/97
Wharf, The                  Corpus Christi TX         1,283            9,088        10,371          (482)    10/97
Willowick                   Corpus Christi TX           899            9,300        10,199          (491)    10/97
Wimbledon                   Houston        TX           231            5,812         6,043          (306)    10/97
Woodborough                 Houston        TX           376            9,120         9,496          (484)    10/97
Woodchase                   Houston        TX         1,422           11,030        12,452          (588)    10/97
Woodedge                    Houston        TX           243            3,734         3,977          (201)    10/97
Woodlake                    Houston        TX         1,179           10,647        11,826          (553)    10/97
                                                  ---------      -----------   -----------     ---------

Subtotal                                             78,683          585,869       664,552       (30,893)
                                                  ---------      -----------   -----------     ---------

Subtotal - 1997                                      86,887          670,484       757,371       (35,459)
                                                  ---------      -----------   -----------     ---------

1998 Acquisitions
Retreat at Eldridge         Houston        TX           549            9,456        10,005          (111)     8/98
Sierra Springs              Bedford        TX           745           10,790        11,535          (126)     8/98
South Green                 Houston        TX           494            9,279         9,773          (113)     8/98

                      WALDEN RESIDENTIAL PROPERTIES, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                             Encum-                                      Cost Capitalized
             Description                                     brances      Initial Cost to Company     Subsequent to Acquisition
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Buildings &                 Buildings &
Property Name                    Location                                  Land       Improvements     Land       Improvements
-----------------------------------------------------------------------------------------------------------------------------------
South Pointe                Tampa          FL                 5,493         490           5,685           0              125
St. James                   Tampa          FL                 4,980       1,156           8,557           0              213
                                                          ---------    --------     -----------       -----         --------

Subtotal - 1998                                              18,807       3,434          43,219           0              886
                                                          ---------    --------     -----------       -----         --------

Grand Total                                               $ 382,944    $170,380     $ 1,266,649       $ (33)        $ 94,167
                                                          =========    ========     ===========       =====         ========
                                                           Gross Amount at Which         Accumulated         Date     Depreciable
             Description                                Carried at December 31, 1998     Depreciation      Acquired   Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Buildings &
Property Name                    Location            Land        Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------

South Pointe                Tampa          FL          490            5,810         6,300          (174)    2/98
St. James                   Tampa          FL        1,157            8,770         9,927          (264)    2/98
                                                 ---------      -----------   -----------     ---------

Subtotal -  1998                                     3,435           44,105        47,540          (788)
                                                 ---------      -----------   -----------     ---------


Grand Total                                      $ 170,347      $ 1,360,816   $ 1,531,163     $(128,765)
                                                 =========      ===========   ===========     =========

(A) Property is pledged as collateral under a $56.308 million mortgage note payable to an insurance company.

(B) Property is pledged as collateral under a $22.615 million mortgage note payable to an insurance company.

(C) Property is pledged as collateral under the mortgage notes secured by Reflections of Highpoint, Remington at Ponte Vedra, Remington Hill, Winridge, and Windsor Park.

(D) Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 14 to 30 years for buildings and 3, 5, 10, or 15 years for personal property.

(E) Braden's Walk, Oak Forest and Woods of Bedford were combined on December 31, 1997 to be operated as one property.

(F) Timber Creek and Treepoint were combined on January 8, 1997 and Quayle Walk was combined on December 31, 1997, to be operated as one property - Parks at Treepoint.

(G) Property is pledged as collateral under a $250 million credit facility secured by FNMA.

(H) The aggregate cost for Federal income tax purposes at December 31, 1998 is approximately $1.4 billion.

                                 EXHIBIT INDEX

    EXHIBIT NO.           DESCRIPTION
    -----------           -----------


         3.1      Articles of Amendment and Restatement of the Company. (1)

         3.2      Restated Bylaws of the Company. (1)

         4.1      Specimen of certificate representing shares of Common Stock.
                  (2)

         4.2      Form of certificate representing shares of 9.16% Series B
                  Convertible Redeemable Preferred Stock. (3)

         4.3      Form of certificate representing shares of 9.20% Senior
                  Preferred Stock. (4)

         4.4      Form of Articles Supplementary relating to 9.16% Series B
                  Convertible Redeemable Preferred Stock. (3)

         4.5 Form of Articles Supplementary designating the rights of the holders of 9.20% Senior Preferred Stock. (4)

         4.6      Form of certificate representing shares of 9.00% Redeemable
                  Preferred Stock. *

         4.7      Form of Articles Supplementary relating to the 9.00%
                  Redeemable Preferred Stock.*

         10.1     Rights Agreement, dated as of March 26, 1998, between the
                  Company and BankBoston, N.A., as Rights Agent, which includes: as Exhibit A thereto, the Form of Articles
                  Supplementary, establishing the Series A Junior Participating
                  Preferred Share, par value $0.01 per share, of the Companys' as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the Summary of Rights to Purchase
                  Preferred Shares. (5)

         10.2     Master Credit Facility Agreement dated as of December 18,
                  1998, by and among Walden Residential Properties, Inc.,
                  Walden/Drever Operating Partnership, and WF Washington
                  Mortgage Corp.*

         10.3 First Amended and Restated Revolving Credit Agreement, dated as of December 18, 1998, by and among Walden Residential
                  Properties, Inc., Walden/Drever Operating Partnership, L.P.,
                  BankBoston, N.A., and the other lending institutions which may become parties hereto.*

         10.4     First Amendment to First Amended and Restated Revolving
                  Credit Agreement, dated as of December 18, 1998, by and among Walden Residential Properties, Inc., Walden/Drever Operating
                  Partnership, L.P., BankBoston, N.A., Keybank National
                  Association, Bank of Montreal, Chicago Branch, Dresdner Bank
                  AG New York and Grand Cayman Branches, First Union National
                  Bank, and Compass Bank.*




                                     -E-1-

         10.5     Amended and Restated Operating Agreement of GGL Ventures,
                  LLC, by and among the undersigned parties listed on "Exhibit
                  A" attached thereto (each thereinafter referred to individually, as a "Class A Member" and collectively, as the "Class A Members"), WGGL Corp., (the "Class B Member"), the undersigned Managers of the Company, (each thereinafter referred to individually as a "Manager" and collectively as "Managers") and the Persons who thereafter become Managers of the Company in accordance with the provisions thereof.*

         10.6     Employment Agreement, dated as of July 1, 1998 between Walden
                  Residential Properties, Inc. and Robin K. Minick.*

         10.7     Purchase and Sale Agreement between Walden Residential
                  Properties, Inc. and Lakeview Ocotillo, L.L.C (Lakeview at
                  Ocotillo Apartment).*

         12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. *

         21.1     Schedule of Subsidiaries of the Company. *

         23.1     Independent Auditors' Consent. *

         27.1     Financial Data Schedule. *












                                     -E-2-

--------------------------------
*        Filed herewith.


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

(4) Previously filed with the Company's Form 8-A filed with the Securities and Exchange Commission on December 20, 1996 and herein incorporated by reference. (Previously numbered Exhibit 1.1 and 2.3)

(5) Previously filed as Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on April 9, 1998, and incorporated herein by reference.


                                     -E-3-