Form 10-Q
period 1999-03-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 1999-05-11
CIK 913280

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                                 FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999



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

                              YES   X       NO

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 15, 1999, there were 24,447,817 shares of Common Stock, $0.01, par value outstanding.

                   WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of March 31,
            1999 (Unaudited) and December 31, 1998. . . . . . . . . . . . .2

            Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 1999 and 1998 (Unaudited) . . . 3

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998 (Unaudited). . . .  4

            Notes to Condensed Consolidated Financial Statements
            (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . 5

     Item 2.   Managements Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . . 11

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risks. . . . . . . . . . . . . . . . .  . . . . .   20

PART 2.   OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .  21

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . .21

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .  . 21

     Item 4.   Submission of Matters to a Vote of Security Holders . .    21

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . .  . 21

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  21

PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements


                WALDEN RESIDENTIAL PROPERTIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                                            March 31, 1999    December 31, 1998
                                                            ---------------    -----------------
                                                              (Unaudited)

ASSETS
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . . . . .               $  170,347       $  170,347
  Buildings and improvements . . . . . . . . .                1,373,851        1,360,816
                                                             ----------       ----------
                                                              1,544,198        1,531,163
     Less:  Accumulated depreciation . . . . . . . . . .       (144,013)        (128,765)
                                                             ----------       ----------
                                                              1,400,185        1,402,398
Construction in progress . . . . . . . . . . .                   30,438           29,322
Real estate assets held for sale . . . . . . .                    7,162            7,162
Rent and other receivables ($1.5 million due from related
  party) . . . . . . . . . . . . . . . . . . .                    6,433            6,765
Prepaid assets . . . . . . . . . . . . . . . .                    3,417            6,055
Deferred financing costs, net. . . . . . . . .                   46,289           46,070
Cash and cash equivalents. . . . . . . . . . .                    7,143            9,292
Investment in joint ventures . . . . . . . . .                   49,958           18,000
Other assets . . . . . . . . . . . . . . . . .                    3,625            3,121
Restricted cash:
  Escrow deposits. . . . . . . . . . . . . . .                   13,177           21,568
  Additional collateral on loans . . . . . . .                    2,520            2,520
                                                             ----------       ----------
     Total assets. . . . . . . . . . . . . . .               $1,570,347       $1,552,273
                                                             ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . . . . .               $  460,316       $  461,867
  Secured credit facility. . . . . . . . . . .                  249,861          250,000
  Unsecured credit facility. . . . . . . . . .                  124,500           95,000
  Other unsecured loans. . . . . . . . . . . .                   15,000               --
  Accrued real estate taxes. . . . . . . . . .                    7,443           22,869
  Accounts payable . . . . . . . . . . . . . .                   12,975           13,564
  Accrued expenses and other liabilities                         29,587           28,102
  Preferred distribution payable to minority
    interests. . . . . . . . . . . . . . . . .                      391              391
                                                             ----------       ----------
     Total liabilities . . . . . . . . . . . .                  900,073          871,793
Commitments and contingencies (Note 7)
Minority interests . . . . . . . . . . . . . .                  130,865          147,277
Stockholders' equity:
  Preferred stock. . . . . . . . . . . . . . .                       71               70
  Common stock . . . . . . . . . . . . . . . .                      244              236
  Additional paid in capital . . . . . . . . .                  639,429          620,006
  Notes receivable for stock purchases                           (8,650)          (6,410)
  Deferred compensation on Restricted Stock                      (1,560)          (1,108)
  Distributions in excess of net income                         (90,125)         (79,591)
                                                             ----------       ----------
     Total stockholders' equity. . . . . . . .                  539,409          533,203
                                                             ----------       ----------
           Total liabilities and stockholders' equity        $1,570,347       $1,552,273
                                                             ==========       ==========
                See Notes to Condensed Consolidated Financial Statements.




                           WALDEN RESIDENTIAL PROPERTIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share information)
                                        (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              -------------------
                                                                1999       1998
                                                                ----       ----
REVENUES
  Rental income. . . . . . . . . . . . . . . . . . . .          $66,130    $65,907
  Other property income. . . . . . . . . . . . . . . .            2,716      2,546
  Equity income from joint ventures. . . . . . . . . .              890         --
  Management fees and other income . . . . . . . . . .              193         --
  Interest income. . . . . . . . . . . . . . . . . . .              545        361
                                                                -------    -------
     Total revenues. . . . . . . . . . . . . . . . . .           70,474     68,814
                                                                -------    -------
EXPENSES
  Property operating and maintenance . . . . . . . . .           21,537     22,512
  Real estate taxes. . . . . . . . . . . . . . . . . .            7,066      6,948
  General and administrative . . . . . . . . . . . . .            3,043      2,835
  Unusual charges (Note 5) . . . . . . . . . . . . . .            1,728         --
  Interest . . . . . . . . . . . . . . . . . . . . . .           14,847     13,315
  Amortization . . . . . . . . . . . . . . . . . . . .              618        233
  Depreciation . . . . . . . . . . . . . . . . . . . .           15,514     14,333
                                                                -------    -------
     Total expenses. . . . . . . . . . . . . . . . . .           64,353     60,176
                                                                -------    -------
Income before extraordinary item and income allocated to
  minority interests . . . . . . . . . . . . . . . . .            6,121      8,638
  Extraordinary loss on debt extinguishment. . . . . .               --        (24)
                                                                -------    -------
Income before income allocated to minority interests              6,121      8,614
  Income allocated to minority interests . . . . . . .             (933)    (2,898)
                                                                -------    -------
Net income . . . . . . . . . . . . . . . . . . . . . .            5,188      5,716
  Preferred distributions. . . . . . . . . . . . . . .           (4,073)    (3,280)
                                                                -------    -------
Net income available to common stockholders. . . . . .          $ 1,115    $ 2,436
                                                                =======    =======
Basic net income per share . . . . . . . . . . . . . .          $  0.05    $  0.13
                                                                =======    =======
Diluted net income per share . . . . . . . . . . . . .          $  0.05    $  0.13
                                                                =======    =======
Basic weighted average number of common shares outstanding       24,101     18,277
                                                                =======    =======
Diluted weighted average number of common shares and
  common share equivalents outstanding . . . . . . . .           24,101     18,472
                                                                =======    =======
                See Notes to Condensed Consolidated Financial Statements.




                       WALDEN RESIDENTIAL PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                    Three Months Ended
                                                                         March 31,
                                                                    -------------------
                                                                     1999       1998
                                                                     ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . .          $  5,188      $  5,716
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Income allocated to minority interests . . . . . . .               933         2,898
  Depreciation and amortization. . . . . . . . . . . .            16,132        14,566
  Amortization of deferred compensation on Restricted Stock          102            52
  Amortization of prepaid interest expense . . . . . .               859           304
  Extraordinary loss on debt extinguishment. . . . . .                --            24
  Net effect of changes in operating accounts:
     Escrow deposits . . . . . . . . . . . . . . . . .             8,391        (2,350)
     Receivables, prepaid and other assets . . . . . .             2,183        (1,921)
     Accrued real estate taxes . . . . . . . . . . . .           (15,426)      (10,941)
     Accounts payable. . . . . . . . . . . . . . . . .               168        (2,989)
     Other liabilities . . . . . . . . . . . . . . . .             1,485         3,001
                                                                 -------       -------
       Net cash provided by operating activities . . . . . . .    20,015         8,360
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate assets . . . . . . . . . . .                --        (5,100)
  Real estate asset additions. . . . . . . . . . . . .           (17,218)       (7,795)
  Collection of construction loan receivable . . . . . . . . .     2,327            --
  Investment in joint ventures . . . . . . . . . . . .           (31,958)           --
                                                                 -------       -------
     Net cash used in investing activities . . . . . .           (46,849)      (12,895)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance, net of issuance costs              2,174        10,338
  Distributions paid . . . . . . . . . . . . . . . . .           (18,603)      (18,511)
  Proceeds from mortgage notes payable, other unsecured loan
     and credit facility . . . . . . . . . . . . . . . .          62,000        76,533
  Payment of mortgage notes payable and credit facility          (17,639)      (62,585)
  Payment of financing costs . . . . . . . . . . . . .            (1,696)       (1,388)
  Additional collateral on loans . . . . . . . . . . .                --          (331)
  Principal reductions of debt . . . . . . . . . . . .            (1,551)       (1,290)
                                                                 -------       -------
     Net cash provided by financing activities . . . . . . . .    24,685         2,766
                                                                 -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . .            (2,149)       (1,769)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . .     9,292         9,757
                                                                 -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . .           $ 7,143       $ 7,988
                                                                 =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for interest . . . . . . . . . . . . . . .           $13,306       $10,887
                                                                 =======       =======
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Accrued real estate asset additions. . . . . . . . .           $   719       $   241
                                                                 =======       =======
  Mortgages assumed. . . . . . . . . . . . . . . . . .           $    --       $10,806
                                                                 =======       =======
  Notes receivable for stock purchases . . . . . . . .           $ 2,240       $ 3,560
                                                                 =======       =======
  Deferred compensation on restricted stock. . . . . .           $   554       $   106
                                                                 =======       =======
  Conversion of minority interest securities to common and
     preferred stock . . . . . . . . . . . . . . . . .           $14,463       $    --
                                                                 =======       =======
  Distribution payable to minority interest holders. . . . .     $   391       $   391
                                                                 =======       =======

                See Notes to Condensed Consolidated Financial Statements.



                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Interim Unaudited Financial Information

     Walden Residential Properties, Inc. (the "Company") was formed on September 29, 1993 as a Maryland Corporation. The Company is a Dallas, Texas based equity real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. On February 9, 1994, the Company completed an initial public offering ("IPO") of its common stock, which is listed on the New York Stock Exchange. As of March 31, 1999, the Company owned 150 multifamily properties, containing 41,594 apartment units, primarily in the Southwest and Southeast regions of the United States. The Company's real estate assets are operated with the same long-term objectives and therefore are viewed as a single operating segment.

     The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted pursuant to rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of March 31, 1999 and the consolidated results of their operations and cash flows for the three months ended March 31, 1999 and 1998, have been included. The consolidated results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the full year.

     As of March 31, 1999, the Company had one apartment property held for sale. Management has determined that the property does not match the Company's long-term investment strategies.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), which establishes standards for accounting and reporting for derivative financial instruments. The Statement is effective for fiscal years beginning after June 15, 1999; however, earlier application is permitted. Management is currently not planning on early adoption of this Statement. The Company expects the adoption of the provisions of the Statement to result in the Company presenting a statement of comprehensive income beginning in fiscal year 2000.

     In June 1997, the FASB issued SFAS No. 130, " Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components. The Company's comprehensive income equals its net income for the three months ended March 31, 1999 and 1998.

2.   Other Unsecured Loans

     On February 26, 1999, the Company entered into a $15 million unsecured loan with BankBoston, the proceeds of which were used to fund a portion of the Company's February 1999 investment in GGL Ventures LLC ("GGL") (see Note 3). The loan bears interest at 8%, with $5 million maturing in one year and $10 million maturing in August 2001. The Company incurred a fee of $1.5 million in connection with this financing which is being amortized over the related loan terms.

3.   Investment in GGL Ventures LLC

     On February 26, 1999, the Company made an additional investment of $32 million in preferred membership units of GGL, for
a total investment of $50 million as of March 31, 1999.   The
Company is to receive a 12% cumulative preferred return on its equity investment in GGL and may receive up to an additional 6% preferred return on its investment from available cash in
connection with sales or refinancings of GGL assets.   For the
period ended March 31, 1999, the Company has accounted for its investment in GGL on the equity method, which is reflected in investment in real estate ventures in the accompanying balance sheet and income statement. The following table summarizes the net assets and operations of GGL as of March 31, 1999 (in thousands):

      Balance Sheet:
         Real estate assets, net                          $277,168
          Other assets                                      10,900
                                                          --------
           Total assets                                   $288,068
                                                          ========

      Mortgage notes payable                              $211,113
      Accounts payable and other liabilities                 8,183
      Venturers' preferred capital - the Company            49,958
      Venturers' capital - other members                    18,814
                                                          --------
           Total liabilities and venturers' capital       $288,068
                                                          ========
      Income Statement:
         Revenues                                         $  6,061
         Expenses                                            6,356
                                                          --------
           Net Loss                                       $  ( 295)
                                                          ========
    In connection with this transaction, the Company formed WGGL Corporation ("WGGL"), a wholly owned subsidiary, to manage the properties purchased by GGL. WGGL receives a monthly management fee equal to 3.5% of the gross receipts of the properties (approximately $140,000 of management fee income was recorded in 1999).

4.   Minority Interests and Stockholders' Equity

     Minority Interests

     In connection with certain apartment property acquisitions, certain partnership subsidiaries of the Company have issued Common Operating Partnership ("OP") Units and Preferred OP Units which are exchangeable into the Company's common stock and 9.00% redeemable preferred stock, with detachable warrants, respectively. The holders of the Preferred OP Units are entitled to receive quarterly distributions of $0.5625 per unit and the holders of the Common OP Units are entitled to receive quarterly distributions equal to those paid on the Company's common stock. A portion of the Common OP Units that are exchangeable into 810,128 shares of the Company's common stock are entitled to receive quarterly distributions of a minimum of $369,000 in the aggregate. During 1999, 474,060 Common OP Units and 133,571 Preferred OP Units were converted into the same number of shares of the Company's common stock and 9.00% redeemable preferred stock, respectively, leaving 5,274,309 Common OP Units and 580,869 Preferred OP Units outstanding at March 31, 1999. All OP Unit securities have been recorded as minority interests in the accompanying balance sheets.

     Restricted Stock

     In February 1997, the Company adopted a Long-Term Incentive Plan to attract and retain individuals to serve as directors and officers of the Company. Pursuant to this plan, the Company issued 26,564 restricted shares of common stock ("Restricted Stock") effective Februray 4, 1999, for $0.01 per share to its six outside directors and eight officers of the Company. Of these shares, 10,064 were approved in February 1999 with the remaining approved in April 1999. The shares issued vest ratably over periods ranging from one to three years. Deferred compensation on Restricted Stock was computed based upon the market value of the shares at the date of issuance. This deferred compensation is being amortized over the respective vesting periods. In April 1999, an additional 4,000 shares of Restricted Stock were approved for issuance to an officer of the Company for $0.01 per share, which vest ratably over five years.

     Notes Receivable for Stock Purchases

     During 1998, the Company implemented a stock purchase loan program allowing officers and key employees to purchase the Company's common stock at current market prices and to exercise vested stock options with the assistance of loans from the Company. Under this program, officers and key employees are eligible to purchase stock on March 1 and September 1 of each year in an aggregate amount of up to three times their annual salary. A cash payment of 5% to 15% of the purchase price is required by the officer or key employee, depending upon the amount of the purchase, with the remainder loaned on a full recourse basis to the officer or key employee. Each loan is evidenced by a note with a five-year term, requiring quarterly payments of interest only at a fixed interest rate equal to the Company's then current interest rate under its credit facility. The loan is secured by a pledge of the shares of common stock purchased pursuant to such loan.

     On March 1, 1999, the Company issued loans to 18 officers and key employees under the stock purchase loan program in the amount of approximately $2.2 million, bearing interest at 7.0%. Such loans related to the issuance of 148,723 shares of the Company's common stock, at $16.69 per share (the closing price of the common stock on the New York Stock Exchange for the previous trading day).

     Stock Options

     On April 15, 1999, the Company issued 277,000 stock options to certain officers and key employees at an exercise price of $17.50 per share. These options vest ratably over four years and expire in ten years.

     Associate Stock Purchase Plan

     During 1998, the Company adopted an Associate Stock Purchase
Plan. This plan allows Company employees to purchase shares of the Company's common stock at a 15% discount, up to $25,000 annually.
During 1999, 1,057 shares of the Company's common stock was purchased by employees at $14.98 per share.

     Distributions

     On March 3, 1999, the Company paid distributions of $15.7 million to stockholders of record on February 18, 1999. The common stockholders were paid $0.4825 per share, the 9.16% convertible redeemable preferred stockholders were paid $0.5725 per share, the 9.20% senior preferred stockholders were paid $0.575 per share, and the 9.00% redeemable preferred stockholders were paid $0.5625 per share.

     In March 1999, the Company paid distributions of $2.6 million on the Common OP Units (which represented $0.4825 per unit) and $0.3 million on the Preferred OP Units (which represented $0.5625 per unit).

5.   Unusual Charges

     The unusual charges included in the accompanying financial statements consist of $1.4 million of costs related to the closing of the Houston corporate office and the elimination of 40 staff positions; and $319,000 of costs related primarily to professional fees incurred in connection with a significant portfolio acquisition which was abandoned in March 1999.

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


     The following table presents information necessary to calculate basic and diluted net income per share for the three months ended March 31, 1999 and 1998 (in thousands, except per share amounts):


                                                         For the Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                              1999         1998
                                                              ----         ----
Net Income for Basic and Diluted Computation:
  Income before extraordinary item and income
        allocated to minority interests  . . . . . . . .     $ 6,121      $ 8,638
  Extraordinary loss on debt extinguishment. . . . . . .          --          (24)
                                                             -------      -------
  Income before minority interests . . . . . . . . . . .       6,121        8,614
  Income allocated to minority interests . . . . . . . .        (933)      (2,898)
                                                             -------      -------
  Net income . . . . . . . . . . . . . . . . . . . . . .       5,188        5,716
  Preferred distributions. . . . . . . . . . . . . . . .      (4,073)      (3,280)
                                                             -------      -------
  Net income available to common stockholders (basic and
    diluted net income per share computation). . . . . .     $ 1,115      $ 2,436
                                                             =======      =======
Basic Net Income per Share:
  Before extraordinary item, less preferred distributions    $  0.05      $  0.13
  Extraordinary loss on debt extinguishment. . . . . . .          --           --
                                                             -------      -------
  Net income available to common stockholders. . . . . .     $  0.05      $  0.13
                                                             =======      =======
Diluted Net Income per Share:
  Before extraordinary item, less preferred distributions    $  0.05      $  0.13

  Extraordinary loss on debt extinguishment. . . . . . .          --           --
                                                             -------      -------
  Net income available to common stockholders. . . . . .     $  0.05      $  0.13
                                                             =======      =======
Weighted Average Number of Shares Outstanding (a):
  Basic. . . . . . . . . . . . . . . . . . . . . . . . .      24,101       18,277
  Dilutive effect of outstanding options . . . . . . . .          --          195
                                                             -------      -------
  Diluted. . . . . . . . . . . . . . . . . . . . . . . .      24,101       18,472
                                                             =======      =======

(a)  Excludes 1,709,182 convertible preferred shares, 8,724,480 warrants, Common
     OP Units (see Note 4) and 2,717,808 stock options, which are not dilutive at March 31, 1999.



7.   Commitments and Contingencies

     In March 1999, the Company entered into an agreement with The Spanos Corporation ("Spanos") whereby Spanos would develop, and the Company would later purchase, a 324-unit apartment property in Sarasota, Florida. The Company is committed to purchase 100% of the property for approximately $24 million upon completion of construction and achievement of 80% occupancy at rental rates equal to or greater than $865 per unit. The closing date of the purchase is anticipated to be in March 2000.

     In February 1998, the Company signed a joint venture agreement with The Grupe Company ("Grupe") to purchase, for approximately $47 million, two Sacramento area properties which will consist of 616 apartment units. Under the terms of the joint venture, Grupe will build and lease-up the two properties before the Company purchases 100% of both properties from the joint venture. The purchase is anticipated to occur sometime in late 1999. The Company has guaranteed the construction loan related to these two properties ($26.2 million balance at March 31, 1999).

     In July 1998, the Company entered into an agreement to loan to The Greystone Group, Inc. ("Greystone"), an unrelated third-party, amounts necessary to purchase and develop a parcel of land in Chandler (Phoenix), Arizona. In March 1999, Greystone obtained a construction loan commitment for $16.6 million, which requires a $1 million guarantee by the Company. Upon the closing of this construction loan in March 1999, the Company's loan to Greystone was reduced to $4.8 million. The Company also entered into a purchase agreement with Greystone in November 1998, whereby Greystone will construct a 272-unit apartment community on the
respective land.   The Company is committed to purchase the
property for approximately $21.3 million upon completion of construction and the achievement of specified targeted occupancy levels, anticipated to occur sometime in mid-2000.

     In August 1998, the Company entered into an agreement with Allied Realty Services, Inc. ("Allied") whereby Allied will construct and the Company will later purchase a 192-unit apartment property located in Houston, Texas, adjacent to a 168-unit apartment property purchased by the Company in August 1998. The Company is committed to purchase 100% of the property for approximately $11.3 million upon completion of construction and achievement of targeted occupancy levels, anticipated to occur sometime in early 2000.




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

     The discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1998 Such financial statements and information included in this Form 10-Q have been prepared to reflect the historical condensed consolidated operations of the Company for the three months ended March 31, 1999 and 1998 and the condensed consolidated balance sheet data of the Company as of March 31, 1999 and December 31, 1998.

     The changes in revenues and expenses related to property operations during the three months ended March 31, 1999 and 1998 are primarily the result of the increased rental rates achieved and decreased operating and maintenance expenses. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

     The financial and operating data provided on page 12 is supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited, except for the balance sheet data as of December 31, 1998


                              SUPPLEMENTAL FINANCIAL AND OPERATING DATA
                        (In thousands, except per share and property data)
                                              (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                1999         1998
                                                                ----         ----
OPERATING DATA
REVENUES
  Rental income. . . . . . . . . . . . . . . . . . . .        $  66,130   $ 65,907
  Other property income. . . . . . . . . . . . . . . .            2,716      2,546
  Equity income from joint ventures. . . . . . . . . .              890         --
  Management fees and other income . . . . . . . . . .              193         --
  Interest income. . . . . . . . . . . . . . . . . . .              545        361
                                                              ---------   --------
     Total revenues. . . . . . . . . . . . . . . . . .           70,474     68,814
                                                              ---------   --------
EXPENSES
  Property operating and maintenance . . . . . . . . .           21,537     22,512
  Real estate taxes. . . . . . . . . . . . . . . . . .            7,066      6,948
  General and administrative . . . . . . . . . . . . .            3,043      2,835
  Unusual charges  (1) . . . . . . . . . . . . . . . .            1,728         --
  Interest . . . . . . . . . . . . . . . . . . . . . .           14,847     13,315
  Amortization . . . . . . . . . . . . . . . . . . . .              618        233
  Depreciation . . . . . . . . . . . . . . . . . . . .           15,514     14,333
                                                               --------   --------
  Total expenses . . . . . . . . . . . . . . . . . . .           64,353     60,176
                                                               --------   --------

Income before extraordinary item and income allocated.
   to minority interests . . . . . . . . . . . . . . .            6,121      8,638
Extraordinary loss on debt extinguishment. . . . . . .               --        (24)
                                                               --------   --------
Income before income allocated to minority interests .            6,121      8,614
Income allocated to minority interests . . . . . . . .             (933)    (2,898)
                                                               --------   --------
Net income . . . . . . . . . . . . . . . . . . . . . .            5,188      5,716
Preferred distributions. . . . . . . . . . . . . . . .           (4,073)    (3,280)
                                                               --------   --------
Net income available to common stockholders. . . . . .         $  1,115   $  2,436
                                                               ========   ========

Distribution per share of common stock . . . . . . . .         $ 0.4825   $ 0.4825
                                                               ========   ========
Basic weighted average number of common shares
    outstanding . . . . . . . . . . . . . .  . . . . .           24,101     18,277
                                                               ========   ========
 (1) Consists of $1.4 million of costs related to the closing of the Houston corporate office and reductions in staff; and $319,000 related to the abandonment of a significant portfolio acquisition.

---------------------------------------------------------------------------------------

PROPERTY DATA

Total properties (at end of period). . . . . . . . . .              150        156
Total units (at end of period) . . . . . . . . . . . .           41,594     42,858
Total units (weighted average) . . . . . . . . . . . .           41,594     42,657
Weighted average monthly property revenue per unit . .             $552       $535
----------------------------------------------------------------------------------------

                                                              March 31,     December 31,
                                                                1999           1998
                                                                ----           ----
BALANCE SHEET DATA
Real estate assets, at cost. . . . . . . . . . . . . .       $1,544,198 $1,531,163
Mortgage notes payable, credit facilities and other
   unsecured loans . . . . . . . . . . . . . . . . . .          849,677    806,867
Minority interests . . . . . . . . . . . . . . . . . .          130,865    147,277
Stockholders' equity . . . . . . . . . . . . . . . . .          539,409    533,203



Comparison of Three Months Ended March 31, 1999 to Three Months
---------------------------------------------------------------
Ended March 31, 1998
--------------------

     The weighted average number of units owned decreased by 1,063 units from 42,657 units for the first quarter of 1998 to 41,594 units for the first quarter of 1999 as a result of the sale of nine properties and the purchase of five properties in 1998. Total units owned at March 31, 1998 and 1999 were 42,858 and 41,594, respectively. The portfolio had a weighted average physical occupancy of 93.2% and 92.7% for the first three months of 1998 and 1999, respectively.

     The Company owned 145 properties with 40,496 units throughout both periods in 1999 and 1998 ("same store"). A summary of the operating performance for same store properties is as follows:

                                                               First Quarter
                                                            ----------------
                                                            1999        1998      Change
                                                            ----        ----      ------
Rental and other property revenues (in thousands). . . .    $67,082    $65,155    3.0%
Property operating expenses (in thousands) (1) . . . . .     27,764     27,833   -0.2%
                                                            -------    -------
Property operating income (in thousands) . . . . . . . .    $39,318    $37,322    5.3%
                                                            =======    =======
Weighted average physical occupancy. . . . . . . . . . .      92.8%      93.3%     N/A
                                                            =======    =======
Average monthly revenue per unit . . . . . . . . . . . .    $   552    $   536     3.0%
                                                            =======    =======
Average annualized operating and maintenance
  expenses per unit. . . . . . . . . . . . . . . . . . .    $ 2,072    $ 2,097    -1.2%
                                                            =======    =======
Average annualized real estate taxes per unit. . . . . .    $   670    $   652     2.8%
                                                            =======    =======
Operating expense ratio. . . . . . . . . . . . . . . . .      41.4%      42.7%      N/A
                                                            =======    =======

(1) Consists of property operating and maintenance and real estate tax expenses.


     The operating performance of properties not owned throughout both periods in 1999 and 1998 is summarized as follows:

                                                              First Quarter
                                                            ----------------
                                                            1999         1998
                                                            ----         ----
Rental and other property revenues (in thousands). . . .    $1,764      $3,298
Property operating expenses (in thousands) (1) . . . . .       839       1,627
                                                            ------      ------
Property operating income (in thousands) . . . . . . . .    $  925      $1,671
                                                            ======      ======
Weighted average number of units . . . . . . . . . . . .     1,098       2,161
                                                            ======      ======
Weighted average physical occupancy. . . . . . . .           89.3%       91.8%
                                                            ======      ======
Average monthly revenue per unit . . . . . . . . .          $  536      $  509
                                                            ======      ======
Average annualized operating and maintenance
  expenses per unit. . . . . . . . . . . . . . . .          $2,044      $2,372
                                                            ======      ======
Average annualized real estate taxes per unit. . .          $1,013      $  640
                                                            ======      ======
Operating expense ratio. . . . . . . . . . . . . .           47.6%       49.3%
                                                            ======      ======
(1)   Consists of property operating and maintenance and real estate tax expenses.


     Equity income from joint ventures and management fees and other income recorded in 1999 are primarily due to a preferred return and management fees received from GGL Ventures LLC ("GGL"),in which the Company invested in December 1998.

     Interest income increased $184,000 in 1999, or 51.0%, from $361,000 in 1998 to $545,000 in 1999, primarily due to increased interest income recorded on escrow accounts held with lenders.

     General and administrative expenses increased $208,000 in 1999, or 7.3%, from $2,835,000 in 1998 to $3,043,000 in 1999. This represented a per unit increase of $27, or 10.2%, on an annualized basis. The increase in general and administrative expenses was primarily due to increased salary and related benefit costs and increased occupancy costs for the Company's corporate offices.

     The $1.7 million of unusual charges in 1999 resulted from $1.4 million of costs related to the closing of the Company's Houston corporate office and reductions in staff; and $319,000 of costs primarily related to professional fees incurred in connection with a significant property portfolio acquisition which was abandoned in March 1999.

     Interest expense increased $1,532,000 in 1999, or 11.5%, from $13,315,000 in 1998 to
$14,847,000 in 1999, primarily due to additional indebtedness incurred during 1998 for capital expenditures and financing costs related to debt refinanced in the fourth quarter of 1998.

     Depreciation increased $1,181,000 in 1999, or 8.2%, from $14,333,000 in 1998 to
$15,514,000 in 1999, primarily due to increased capital improvements on existing properties.

     The $24,000 extraordinary loss on debt extinguishment in 1998 resulted from the write off of unamortized deferred financing costs due to the refinancing of certain of the Company's indebtedness during the first quarter of 1998.

Liquidity and Capital Resources
-------------------------------
     The Company intends to maintain what it believes is a conservative capital structure by: (i) maintaining an interest coverage ratio (operating income before interest expense, depreciation and amortization to interest expense) of 2.5 times or greater, (ii) managing interest exposure by obtaining fixed rate debt and contractually fixing all or portions of variable rate debt with interest rate swap or cap agreements, (iii) obtaining unsecured indebtedness when possible, and (iv) staggering principal maturities when possible.

     For the quarter ended March 31, 1999, the Company had cash flows from operating activities of $20.0 million, proceeds from a construction loan funding of $2.3 million and net proceeds from its officer stock loan program and dividend reinvestment plan of $2.2 million. These funds, together with $2.1 million of existing working capital and $44.4 million of net proceeds from an unsecured loan and the unsecured credit facility (the "Credit Facility"), were used during the quarter to fund $17.2 million of capital improvements to properties, a $32 million investment in GGL, $18.6 million of distributions to stockholders and minority interest holders, $1.5 million of principal payments and $1.7 million of financing costs.

     During the first three months of 1999, net cash used in investing activities was $46.8 million, compared to $12.9 million for the same period in 1998. The increase was primarily due to the Company's investment of $32 million in GGL.

     Net cash provided by financing activities increased by $21.9 million for the first three months of 1999 compared to the same period in 1998, primarily due to a net increase in borrowings from an unsecured loan and under the Credit Facility. This increase was partially offset by a decrease in proceeds from stock issuances of $8.2 million.

     The Company's principal demands for short-term liquidity are: ongoing maintenance and repairs to its properties, capital improvements to its properties, monthly debt service payments on indebtedness, distributions to stockholders and minority interest holders and property acquisitions. The Company anticipates that its cash provided by operating activities will be adequate to meet debt service and distribution obligations for the remainder of 1999. The Company anticipates spending $24.8 million during the remainder of 1999 for capital expenditures. In addition the Company has a commitment to fund $5 million to GGL. The Company currently has 10 properties listed for sale for which letters of intent or purchase and sale agreements have been executed. The properties are located in Houston, Dallas/Fort Worth, Oklahoma City, and Indianapolis. The sales are anticipated to occur by the end of July 1999 which will result in net proceeds of approximately $83 million which will be used to fund the Company's capital expenditures, the GGL commitment and repay a portion of the Credit Facility. The Company has one mortgage loan in the amount of $8.3 million, maturing in 1999, which is anticipated to be refinanced during the third quarter of 1999.

     The Company has entered into various agreements to purchase five apartment properties, upon the completion of their construction and lease-up phase, at an aggregate cost of $103.6 million. The purchases are anticipated to occur in late 1999 and during the first six months of 2000 and will be funded through the assumption of existing construction loans or borrowings under the Credit Facility. Approximately $45 million of existing construction loans have scheduled maturities in 2001.

     The Company has a $150 million Credit Facility, which expires in February 2001. The Credit Facility has been used to finance property acquisitions, including capital improvements, and to meet short-term liquidity requirements. The availability of funds to the Company under the Credit Facility is subject, however, to certain borrowing base and other customary covenants. As of March 31, 1999, the Company's borrowing capacity was approximately $125.1 million, of which $124.5 million had been borrowed.

     As of March 31, 1999, the Company had outstanding indebtedness in the aggregate principal amount of $849.7 million, consisting of fixed rate debt of $667.8 million ($180.5 million of which is fixed through interest rate swap agreements) and variable rate debt of $181.9 million. The weighted average interest rate on the Company's outstanding indebtedness at March 31, 1999 was approximately 7.3%.

     The Company expects to meets its long-term liquidity requirements, such as refinancing mortgages, including construction loans assumed related to new property developments, property acquisitions and capital improvements on property acquisitions, through long-term borrowings, both secured and unsecured, proceeds from property dispositions, and the issuance of debt or equity securities.

     The Company's ability to acquire additional properties is dependent upon its ability to sell properties or obtain equity or debt financing. Currently, the Company's borrowing capacity under its Credit Facility is insufficient to acquire properties. As a result, the Company does not anticipate acquiring properties in 1999 (other than those to be purchased upon completion of development) unless it is able to sell existing properties in excess of the planned $83 million of dispositions. When the Company finances its acquisitions with debt, the Company expects that such acquired properties will generate cash flow adequate to service the associated indebtedness.

Funds from Operations

     Based on the guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT") and Real Estate Investment Trust ("REIT") industry standards, management believes funds from operations, or "FFO", is an appropriate measure of the performance of an equity REIT. FFO is generally calculated by excluding from net income any gains or losses from debt restructurings and sales of property and adding back any depreciation of real estate assets. In addition, extraordinary or unusual items that are non-recurring events which would materially distort the comparative measure of FFO are typically excluded. Management believes FFO helps to evaluate its operations by determining its ability to incur and service debt and to make capital expenditures. By adding depreciation expense back to net income, FFO presents a more accurate picture of the Company's operating cash flows. In evaluating FFO and the trends it depicts, consideration should be given to the major factors affecting FFO. Growth in FFO results from increases in revenues or decreases in related operating expenses. The Company's historical increases in FFO have been primarily the result of increased revenues coming from property acquisitions. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of performance or as an alternative to cash flow as a measure of liquidity. The Company's calculation of FFO includes income allocated to minority interests and assumes the conversion of all convertible securities, including minority interest securities. This calculation may differ from the FFO calculation used by other REITs and, accordingly, may not be comparable to similar entitled items reported by other REITs.

FFO for the three months ended March 31, 1999 and 1998 are as follows (unaudited):

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          1999       1998
                                                          ----       ----
Funds from operations:
  Net income available to common stockholders. . . . .    $ 1,115     $ 2,436
  Preferred distributions (1). . . . . . . . . . . . .        978         980
  Income allocated to minority interests (2) . . . . .        603       1,773
  Unusual charges. . . . . . . . . . . . . . . . . . .      1,728          --
  Extraordinary loss on debt extinguishment  . . . . .         --          24
  Depreciation of real estate assets . . . . . . . . .     15,269      14,219
                                                          -------     -------
     Funds from operations . . . . . . . . . . . . . .    $19,693     $19,432
                                                          =======     =======
(1)  Distributions on convertible preferred stock are added back in computing funds from operations, since the conversion to common shares has been assumed.

(2) Excludes distributions on the preferred operating partnership units, which are not added back in computing funds from operations ($330 for 1999 and $1,125 for 1998).

Cash flows provided by (used in):
  Operating activities . . . . . . . . . . . . . . . .    $20,015            $  8,360
  Investing activities . . . . . . . . . . . . . . . .    (46,849)            (12,895)
  Financing activities . . . . . . . . . . . . . . . .     24,685               2,766

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

     (2) Payroll. As of March 31, 1999, payroll was converted to a third-party payroll vendor ("ProBusiness"). The conversion to ProBusiness was substantially completed as of March 31, 1999 at a total cost of approximately
          $85,000. The ProBusiness system has been warranted to be Year 2000 compliant.

     (3) On-Site Accounting. The on-site accounting and rent roll activities are processed on AMSI. The AMSI version currently used is Year 2000 compliant.


     While all three of the above vendors have warranted their packages to be Year 2000 compliant, the systems have been or will be individually tested to ensure compliance pursuant to the Company's "Disaster Recovery and Year 2000 Compliance Testing
Plan."

     The Company has also identified certain on-site, non-information technology systems that may be Year 2000 sensitive and has requested each of these vendors to certify that their systems are Year 2000 compliant. Potential non-information technology systems include:

          access gates

          alarms

          irrigation systems

          thermostats

          utility meters and switches


     As of March 31, 1999 we had received a response from approximately 54% of these vendors, with approximately 69% of those responding indicating that they are not Year 2000 compliant, but are working toward Year 2000 compliance.

     The identification phase is expected to be completed and the repair or replacement of any vulnerable systems begun by the end of the second quarter of 1999. The cost to repair or replace any Year
2000 vulnerable information technology systems is not expected to exceed $500,000.

     The Company has also identified those vendors it believes could have an impact on either site or corporate day-to-day operations. These vendors include financial institutions, insurance companies and strategic suppliers, such as maintenance supplies, etc., which have been contacted to determine their Year 2000 status. We have requested these vendors to certify in writing that their internal systems are Year 2000 compliant. As of March 31, 1999, the response rate from Company-wide vendors is approximately
61%, with approximately 67% of those responding indicating that they are not Year 2000 compliant, but are working toward Year 2000 compliance.

     The Company will adopt the following policy pertaining to non-compliant vendors. Vendors that are indentified as critical to operations and who can not assure Year 2000 compliance by September
30, 1999 will not be used, if an acceptable alternative vendor or strategy is available.

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

     The Company does not currently have a contingency plan in place. Now that it has preliminary responses from vendors, the Company will develop a formal contingency plan by the end of the third quarter of 1999.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes in risk factors from those previously reported in the Company's Form 10-K for the year ended December 31, 1998. The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company's policy has been to utilize long-term debt to finance its long-term assets. The Company utilizes both fixed rate and variable rate long-term debt. As debt matures, there is inherent rollover risk as it is renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

     The Company does not enter into derivative financial instrument transactions for trading or other speculative purposes;
however, management has reduced the net exposure of interest rate fluctuations on its variable rate debt by utilizing derivative financial instruments. In order to minimize interest rate risk, management utilizes long-term fixed rate debt and enters into swap agreements on its variable rate long-term debt and enters into interest rate cap agreements on its variable rate tax exempt debt.
Management believes that exposure to interest rate fluctuations on its variable rate Credit Facility is manageable, as the outstanding balance will be reduced with long-term debt or proceeds from real estate asset sales. A 10% adverse change in interest rates on the Credit Facility, which bears interest at LIBOR plus 1.875%, would result in an increase in interest expense of approximately $0.6 million.

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

                                WALDEN RESIDENTIAL PROPERTIES, INC.

                                By:  / s /   Marshall B. Edwards
                                     ---------------------------
                                     Marshall B. Edwards
                                     Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Walden Residential Properties, Inc. and in the capacities and on the dates indicated.


Signatures                             Title                             Date
----------                             -----                             ----
/s/ Michael A. Masterson    Chairman of the Board of Directors          May______, 1999
------------------------
Michael A. Masterson

/s/ Marshall B. Edwards     President, Chief Executive Officer          May______, 1999
------------------------    and Director (Principal Executive Officer)
Marshall B. Edwards

/s/ Mark S. Dillinger       Executive Vice President, Chief             May_______, 1999
------------------------    Financial Officer and Director
Mark S. Dillinger          (Principal Financial and Accounting Officer)



                                EXHIBIT INDEX



   Exhibit No.     Description


         10.1 Employment Agreement, dated as of March 1, 1999 between Walden Residential Properties, Inc. and Theodore M. Kerr

         12.1      Computation of Ratio of Earnings to Combined
                   Fixed Charges and Preferred Distributions

         27.1      Financial Data Schedule
_______________