Form 10-Q
period 1999-06-30
WALDEN RESIDENTIAL PROPERTIES INC
filed 1999-08-11
CIK 913280

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1999

                         Commission file number:     1-12592

                           WALDEN RESIDENTIAL PROPERTIES, INC.
               (Exact name of Registrant as specified in its Charter)

                MARYLAND                          75-2506197
      (State or other jurisdiction       (I.R.S. Employer Identification
     of incorporation or organization)              Number)

                                    5080 Spectrum Drive
                                     Suite 1000 East
                                  Addison, Texas 75001
                         (Address of principal executive offices)

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

                          YES   X       NO

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 2, 1999, there were 25,286,678 shares of Common Stock, $0.01, par value outstanding.



               WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1999
                  (Unaudited) and December 31, 1998 . . . . . . . . . . . . .2

               Condensed Consolidated Statements of Income for the
                  Three Months and Six Months Ended June 30, 1999
                  and 1998 (Unaudited). . . . . . . . . . . . . . . . . . . .3

               Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1999 and 1998 (Unaudited)  . . . 4

               Notes to Condensed Consolidated Financial Statements
                 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations. . . . . . . . . .  . . . . . . 13

     Item 3.   Quantitative and Qualitative Disclosures about Market Risks. 22

PART 2.   OTHER INFORMATION

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 23

     Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . 23

     Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . 23

     Item 4.   Submission of Matters to a Vote of Security Holders. .  . . .23

     Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 23

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 24



PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                            WALDEN RESIDENTIAL PROPERTIES, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands)
                                                         June 30, 1999     December 31, 1998
                                                         -------------     -----------------
ASSETS                                                    (Unaudited)
Real estate assets, at cost
  Land . . . . . . . . . . . . . . . . . . . . .           $    164,119      $   170,347
  Buildings and improvements . . . . . . . . . .              1,331,369        1,360,816
                                                           ------------      -----------
                                                              1,495,488        1,531,163
     Less:  Accumulated depreciation . . . . . .               (150,875)        (128,765)
                                                           ------------      -----------
                                                              1,344,613        1,402,398
Construction in progress . . . . . . . . . . . .                 20,818           29,322
Real estate assets held for sale . . . . . . . .                 30,169            7,162
Rent and other receivables ($1.5 million due from related
party) . . . . . . . . . . . . . . . . . . . . .                                   8,001     6,765
Prepaid assets . . . . . . . . . . . . . . . . .                  6,633            6,055
Deferred financing costs, net. . . . . . . . . .                 44,599           46,070
Cash and cash equivalents. . . . . . . . . . . .                  7,647            9,292
Investment in real estate ventures . . . . . . .                 49,958           18,000
Other assets . . . . . . . . . . . . . . . . . .                  4,212            3,121
Restricted cash:
  Escrow deposits. . . . . . . . . . . . . . . .                 16,900           21,568
  Additional collateral on loans . . . . . . . .                  3,201            2,520
                                                             ----------       ----------
     Total assets. . . . . . . . . . . . . . . .             $1,536,751       $1,552,273
                                                             ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable . . . . . . . . . . . .            $   459,405       $  461,867
  Secured credit facility. . . . . . . . . . . .                249,650          250,000
  Unsecured credit facility. . . . . . . . . . .                 91,000           95,000
  Other unsecured loans. . . . . . . . . . . . .                 10,000             --
  Accrued real estate taxes. . . . . . . . . . .                 14,131           22,869
  Accounts payable . . . . . . . . . . . . . . .                 12,527           13,564
  Accrued expenses and other liabilities . . . . . . . .         29,955           28,102
  Preferred distribution payable to minority interests              391              391
                                                             ----------       ----------
     Total liabilities . . . . . . . . . . . . .                867,059          871,793
Commitments and contingencies (Note 8)
Minority interests . . . . . . . . . . . . . . .                108,620          147,277
Stockholders' equity:
  Preferred stock. . . . . . . . . . . . . . . .                     73               70
  Common stock . . . . . . . . . . . . . . . . .                    253              236
  Additional paid in capital . . . . . . . . . .                662,892          620,006
  Notes receivable for stock purchases . . . . . . . . .         (8,445)          (6,410)
  Deferred compensation on Restricted Stock. . . . . . .         (1,460)          (1,108)
  Distributions in excess of net income. . . . . . . . .        (92,241)         (79,591)
                                                            -----------       ----------
     Total stockholders' equity. . . . . . . . .                561,072          533,203
                                                            -----------       ----------
         Total liabilities and stockholders' equity . . .    $1,536,751       $1,552,273
                                                            ===========       ==========

                                See Notes to Condensed Consolidated Financial Statements.


                                                       WALDEN RESIDENTIAL PROPERTIES, INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (In thousands, except per share information)
                                                                  (Unaudited)

                                                            Three Months Ended        Six Months Ended
                                                                  June 30,                June 30,
                                                            -------------------       -----------------
                                                            1999            1998       1999         1998
                                                            ----            ----       ----         ----
REVENUES
  Rental income. . . . . . . . . . . . .                  $66,450         $66,650    $132,580     $132,557
  Other property income . . . . . . . .                     3,060           2,742       5,776        5,288
  Equity income from joint ventures . .                       762             --        1,652         --
  Management fee and other income. . .                        302             --          495         --
  Interest income. . . . . . . . . . . .                      564             363       1,109          724
                                                         --------         -------     -------      -------
     Total revenues. . . . . . . . . . .                   71,138          69,755     141,612      138,569
                                                         --------         -------     -------      -------
EXPENSES
  Property operating and maintenance                       21,505          23,249       43,042      45,761
  Real estate taxes. . . . . . . . . . .                    7,236           6,950       14,302       13,898
  General and administrative . . . . . .                    2,794           2,866        5,837        5,701
  Unusual charges (Note 6) . . . . . . .                     --               --         1,728         --
  Interest . . . . . . . . . . . . . . .                   15,337          13,374       30,184       26,688
  Amortization . . . . . . . . . . . . .                      741             252        1,359          485
  Depreciation . . . . . . . . . . . . .                   17,398          14,701       32,912       29,035
                                                         --------         -------     --------     --------
     Total expenses. . . . . . . . . . .                   65,011          61,392      129,364      121,568
                                                         --------         -------     --------     --------
  Operating income . . . . . . . . . . .                    6,127           8,363       12,248       17,001
     Gain on disposition of real property                  10,177             --        10,177         --
                                                         --------         -------     --------     --------
Income before extraordinary item and
   income allocated to minority interests                  16,304           8,363       22,425       17,001
Extraordinary loss on debt extinguishment                    (215)            (80)        (215)        (104)
                                                         --------         -------     --------     --------
Income before income allocated to
   minority interests. . . . . . . . . .                   16,089           8,283       22,210       16,897
Income allocated to minority interests                     (2,247)         (2,769)      (3,180)      (5,667)
                                                         --------         -------     --------     --------
  Net income . . . . . . . . . . . . . .                   13,842           5,514       19,030       11,230

Preferred distributions. . . . . . . . .                   (4,128)         (3,280)      (8,201)      (6,560)
                                                         --------         -------     --------     --------
Net income available to common
   stockholders. . . . . . . . . . . . .                 $  9,714         $ 2,234      $10,829     $  4,670
                                                         ========         =======      =======     ========
Basic and diluted net income per share                   $   0.39         $  0.12      $  0.44     $   0.25
                                                         ========         =======      =======     ========
Basic weighted average number of
   common shares outstanding . . . . . .                   24,846          18,488       24,476       18,384
                                                         ========         =======      =======     ========
Diluted weighted average number of
   common shares and common share
   equivalents outstanding . . . . . . .                   24,846          18,632       24,476       18,554
                                                         ========         =======      =======     ========
                                       See Notes to Condensed Consolidated Financial Statements.




                                             WALDEN RESIDENTIAL PROPERTIES, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                           (In thousands)
                                                             (Unaudited)
                                                                                Six Months Ended
                                                                                   June 30,
                                                                               ------------------
                                                                                1999       1998
                                                                                ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . .                    $19,030     $11,230
Adjustments to reconcile net income to net cash provided by
   operating activities:
Income allocated to minority interest. . . . . . . . . . .                      3,180       5,667
Depreciation and amortization. . . . . . . . . . . . . . .                     34,271      29,520
Amortization of deferred compensation on restricted stock.                        183         123
Amortization of prepaid interest expense . . . . . . . . .                      1,780         608
Extraordinary loss on debt extinguishment. . . . . . . . .                        215         104
Gain on disposition of real property . . . . . . . . . . .                    (10,177)        --
Net effect of changes in operating accounts:
 Escrow deposits . . . . . . . . . . . . . . . . . . . .                        4,668      (7,213)
 Receivables, prepaids, and other assets . . . . . . . .                       (3,454)     (3,009)
 Accrued real estate taxes . . . . . . . . . . . . . . .                       (8,738)     (4,357)
 Accounts payable. . . . . . . . . . . . . . . . . . . .                          781      (3,848)
 Other liabilities . . . . . . . . . . . . . . . . . . .                        1,853       2,736
                                                                              -------     -------
 Net cash provided by operating activities . . . . . . .                       43,592      31,561
                                                                              -------     -------
     CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate assets . . . . . . . . . . . . . .                        --       (5,082)
Real estate asset additions. . . . . . . . . . . . . . . .                    (29,431)    (20,207)
Proceeds from disposition of real estate assets. . . . . .                     46,232        --
Collection of construction loan receivable . . . . . . . .                      2,327        --
Cash paid for investment in real estate venture. . . . . .                    (31,958)       --
                                                                              -------     --------
     Net cash used in investing activities . . . . . . . .                    (12,830)    (25,289)
                                                                              -------     --------
     CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, net of issuance cost . . . .                      4,141      12,402
Purchase of the Company's common stock . . . . . . . . . .                        --      (14,002)
Purchase of minority interest securities . . . . . . . . .                        --         (130)
Distributions paid on common and preferred stock and
minority interest. . . . . . . . . . . . . . . . . . . . .                    (37,322)    (37,306)
Proceeds from mortgage notes payable, other unsecured loan, and
   credit facility . . . . . . . . . . . . . . . . . . . .                     95,000     172,903
Payment of mortgage notes payable, other unsecured loan, and credit
   facility. . . . . . . . . . . . . . . . . . . . . . . .                    (89,000)   (137,155)
Payment of financing costs . . . . . . . . . . . . . . . .                     (1,733)     (3,240)
Additional collateral on loans . . . . . . . . . . . . . .                       (681)       (330)
Principal reductions of debt . . . . . . . . . . . . . . .                     (2,812)     (2,647)
                                                                              -------    --------
     Net cash used in financing activities . . . . . . . .                    (32,407)     (9,505)
                                                                              -------    --------
     NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . .                     (1,645)     (3,233)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . .                      9,292       9,757
                                                                              -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . .                    $ 7,647    $  6,524
                                                                              =======    ========



                                               WALDEN RESIDENTIAL PROPERTIES, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
                                                              (In thousands)
                                                                (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   -----------------
                                                                                   1999          1998
                                                                                   ----          ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
Cash paid for interest . . . . . . . . . . . . . . .  . . . . . .  .             $29,133        $23,671
                                                                                 =======        =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
Accrued real estate asset additions. . . . . . . . . . . . . . . .  .            $ 1,840        $  1,722
                                                                                 =======        ========
Mortgages assumed. . . . . . . . . . . . . . . . . . . . . . . . . ..            $   --         $ 10,806
                                                                                 =======        ========
Notes receivable for stock purchases, net of retirements . . . . . ..            $ 2,035        $  3,560
                                                                                 =======        ========
Deferred compensation on restricted stock, net of cancellations . . .            $   535        $    136
                                                                                 =======        ========
Conversion of minority interest securities to common and preferred ..
   stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..            $36,192        $    --
                                                                                 =======        ========
Distribution payable to minority interest holders. . . . . .   . . .             $   391        $    391
                                                                                 =======        ========
Minority interest securities issued. . . . . . . . .  . . . . . . . .            $   --         $    505
                                                                                 =======        ========



                                See Notes to Condensed Consolidated Financial Statements.


                             WALDEN RESIDENTIAL PROPERTIES, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)

1.    Interim Unaudited Financial Information

      Walden Residential Properties, Inc. (the "Company") was formed on September 29, 1993 as a Maryland Corporation. The Company is a Dallas, Texas based equity real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. On February 9, 1994, the Company completed an initial public offering ("IPO") of its common stock, which is listed on the New York Stock Exchange. As of June 30, 1999, the Company owned 144 multifamily properties,containing 40,220 apartment units, primarily in the Southwest and Southeast regions of the United States. The Company's real estate assets are operated with the same long-term objectives and therefore are viewed as a single operating segment.

    The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998 and Form 10-Q for the three months ended March 31, 1999, which were filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted pursuant to rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of June 30, 1999 and the consolidated results of their operations for the three and six months ended June 30, 1999 and 1998 and the consolidated cash flows for the six months ended June 30, 1999 and 1998, have been included. The consolidated results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the full year.

     As of June 30, 1999, the Company had four apartment properties held for sale, which were sold on July 22, 1999. Management had determined that the properties did not match the Company's long-term investment strategies.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), which establishes standards for accounting and reporting for derivative financial instruments. The Statement, as amended, is effective for fiscal years beginning after June 15, 2000; however, earlier application is permitted. Management is currently not planning on early adoption of this Statement. The Company expects the adoption of the provisions of the Statement to result in the Company presenting a statement of comprehensive income beginning in fiscal year 2001, as required by SFAS No. 130, " Reporting Comprehensive Income".

2.    Dispositions

      On June 25, 1999, the Company disposed of one Indiana and five Texas properties. The six properties, totaling 1,374 units, were sold for approximately $46.2 million of net proceeds, resulting in a net gain of $10.2 million.

     On July 22, 1999, the four properties held for sale as of June 30, 1999, were sold for approximately $36.5 million of net proceeds, resulting in a gain of approximately $6.3 million. In addition, an extraordinary loss of approximately $0.4 million was recorded in connection with the related early extinguishment of debt.

3.    Other Unsecured Loans

      On February 26, 1999, the Company entered into a $15 million unsecured loan with BankBoston, the proceeds of which were used to fund a portion of the Company's February 1999 investment in GGL Ventures LLC ("GGL") (see Note 4).
In June 1999, the Company repaid $5 million of this note. The remaining loan bears interest at 8% and matures in August 2001. In connection with the $5 million repayment, the Company recorded an extraordinary loss on debt extinguishment of $0.2 million, primarily related to the write-off of a portion of the unamortized loan fee. The remaining fee of $1.3 million will continue to be amortized over the loan term.

4.    Investment in GGL Ventures LLC

      On February 26, 1999, the Company made an additional investment of $32 million in preferred membership units of GGL, for a total investment of $50
million as of June 30, 1999.   The Company is to receive up to a 12% cumulative
preferred return on its equity investment in GGL depending on the operating net cash flow of the underlying properties. The Company may receive up to an additional 6% preferred return on its investment from available cash in connection with sales or refinancings of GGL assets. The Company has accounted for its investment in GGL on the equity method, which is reflected in investment in real estate ventures and equity income from joint ventures in the accompanying balance sheet and income statement, respectively. $1.7 million of cumulative return from its investment in GGL has been reported in the Company's statement of income for the six months ended June 30, 1999. The following table summarizes the net assets and operations of GGL as of June 30, 1999
(in thousands):


Balance Sheet:
      Real estate assets, net                                $ 275,317
      Other assets                                              13,217
                                                             ---------
          Total assets                                       $ 288,534
                                                             =========
      Mortgage notes payable                                 $ 210,689
      Accounts payable and other liabilities                    10,849
      Venturers' preferred capital - the Company                49,958
      Venturers' capital - other members                        17,038
                                                             ---------
          Total liabilities and venturers' capital           $ 288,534
                                                             =========
Income Statement:
      Revenues                                               $  14,859
      Expenses                                                  15,475
                                                             ---------
      Net loss                                               $    (616)
                                                             =========


     In connection with this transaction, the Company formed WGGL Corporation
("WGGL"), a wholly owned subsidiary, to manage the properties purchased by GGL.
WGGL receives a monthly management fee equal to 3.5% of the gross receipts of the properties (approximately $408,000 of management fee income was recorded for the six months ended June 30, 1999).

5.    Minority Interests and Stockholders' Equity

      Minority Interests

      In connection with certain apartment property acquisitions, certain partnership subsidiaries of the Company have issued Common Operating Partnership
("OP") Units and Preferred OP Units which are exchangeable into the Company's common stock and 9.00% redeemable preferred stock, with detachable warrants, respectively. The holders of the Preferred OP Units are entitled to receive quarterly distributions of $0.5625 per unit and the holders of the Common OP
Units are entitled to receive quarterly distributions equal to those paid on the Company's common stock. A portion of the Common OP Units that are exchangeable into 810,128 shares of the Company's common stock are entitled to receive quarterly distributions of a minimum of $369,000 in the aggregate.
During 1999, Common OP Units of 1,264,437 and Preferred OP Units of 279,140 were converted into the same number of shares of the Company's common stock and 9.00% redeemable preferred stock, respectively, leaving 4,483,932 Common OP
Units and 435,300 Preferred OP Units outstanding at June 30, 1999. All OP Unit securities have been recorded as minority interests in the accompanying balance sheets.

    Restricted Stock

    In February 1997, the Company adopted a Long-Term Incentive Plan to attract and retain individuals to serve as directors and officers of the Company.
Pursuant to this plan, the Company issued 26,564 restricted shares of common stock ("Restricted Stock") effective Februray 4, 1999, for $0.01 per share to
its six outside directors and eight officers of the Company.   The shares issued
vest ratably over periods ranging from one to three years.  Deferred compensation on Restricted Stock was computed based upon the market value of the shares at the  date of issuance.  This deferred compensation is being amortized over the respective vesting periods.  In April 1999, an additional
4,000 shares of Restricted Stock were issued to an officer of the Company for
$0.01 per share, which vest ratably over five years.  During the six months ended June 30, 1999, restricted shares of 2,246 were canceled due to the departure of an officer of the Company.

     Notes Receivable for Stock Purchases

     During 1998, the Company implemented a stock purchase loan program allowing officers and key employees to purchase the Company's common stock at current market prices and to exercise vested stock options with the assistance of loans from the Company. Under this program, officers and key employees are eligible to purchase stock on March 1 and September 1 of each year in an aggregate amount of up to three times their annual salary. A cash payment of 5% to 15% of the purchase price is required by the officer or key employee, depending upon the amount of the purchase, with the remainder loaned on a full recourse basis to the officer or key employee. Each loan is evidenced by a note with a five-year term,requiring quarterly payments of interest only at a fixed interest rate equal to the Company's then current interest rate under its unsecured credit facility. The loan is secured by a pledge of the shares of common stock purchased pursuant to such loan.

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

    Associate Stock Purchase Plan

    During 1998, the Company adopted an Associate Stock Purchase Plan. This plan allows Company employees to purchase shares of the Company's common stock at a 15% discount, up to $25,000 annually. During 1999, 1,958 shares of the Company's common stock were purchased by employees at an average price of $15.79 per share.

    Distributions

    In March and June 1999, the Company paid distributions of $15.7 million and $16.0 million respectively, to stockholders of record on February 18, 1999 and May 18, 1999, respectively. The common stockholders were paid $0.4825 per share, the 9.16% convertible redeemable preferred stockholders were paid $0.5725 per share, the 9.20% senior preferred stockholders were paid $0.575 per share, and the 9.00% redeemable preferred stockholders were paid $0.5625 per share.

    In March and June 1999, the Company paid distributions of $2.6 million and $2.5 million, respectively, on the Common OP Units (which represented $0.4825 per unit) and $0.3 million and $0.2 million, respectively, on the Preferred OP
Units (which represented $0.5625 per unit).

6.    Unusual Charges

      The unusual charges included in the accompanying financial statements consist of $1.4 million of costs related to the closing of the Houston corporate office and the elimination of 40 staff positions; and $319,000 of costs related primarily to professional fees incurred in connection with a significant portfolio acquisition which was abandoned in March 1999.

7.    Net Income per Share of Common Stock

      Basic net income per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus potential dilutive common share equivalents.




 The following table presents information necessary to calculate basic and diluted net income per share for the three months and six months ended June 30, 1999 and 1998 (in thousands, except per share amounts):

                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                               ------------------         ----------------
                                                                1999         1998         1999        1998
                                                                ----         ----         ----        ----

Net Income for Basic and Diluted Computation:
   Income before extraordinary item and income
      allocated to minority interests . . . .                 $16,304       $ 8,363       $22,425     $17,001
   Extraordinary loss on debt extinguishment                     (215)          (80)         (215)       (104)
                                                              -------       -------       -------     -------
   Income before income allocated to minority
      interests. . . . . . . . . . . . .                       16,089         8,283        22,210      16,897
   Income allocated to minority interests                      (2,247)       (2,769)       (3,180)     (5,667)
                                                              -------       -------       -------     -------
   Net income. . . . . . . . . . . . . .                       13,842         5,514        19,030      11,230
   Preferred distributions . . . . . . .                       (4,128)       (3,280)       (8,201)     (6,560)
   Net income available to common stockholders
      (basic and diluted net income per share
      computation) . . . . . . . . . . .                      $ 9,714        $ 2,234      $10,829     $ 4,670
                                                              =======        =======      =======     =======
Basic Net Income per Share:
   Before extraordinary item, less preferred
      distributions. . . . . . . . . . .                      $  0.40        $  0.13      $   0.45    $  0.26
   Extraordinary loss on debt extinguishment                    (0.01)         (0.01)        (0.01)     (0.01)
                                                              -------        -------      --------    -------
   Net income available to common stockholders                $  0.39        $  0.12      $   0.44    $  0.25
                                                              =======        =======      ========    =======
Diluted Net Income per Share:
   Before extraordinary item, less preferred
      distributions. . . . . . . . . . .                      $  0.40        $  0.13      $   0.45    $   0.26
   Extraordinary loss on debt extinguishment                    (0.01)         (0.01)        (0.01)      (0.01)
                                                              -------        -------      --------    --------
   Net income available to common stockholders                $  0.39        $  0.12      $   0.44    $   0.25
                                                              =======        =======      ========    ========
Weighted Average Number of Shares Outstanding (a):
   Basic . . . . . . . . . . . . . . . .                       24,846         18,488        24,476      18,384
   Dilutive effect of outstanding options                         --             144           --          170
                                                             --------        -------      --------    --------
  Diluted . . . . . . . . . . . . . . .                       24,846          18,632         24,476     18,554
                                                             =======         =======      ---------   --------

(a)   Excludes the convertible preferred shares, warrants, Common OP Units
      (see Note 5) and 2,131,750 stock options, which are not dilutive at June 30, 1999.

8.    Commitments and Contingencies

      In March 1999, the Company entered into an agreement with The Spanos Corporation ("Spanos") whereby Spanos would develop, and the Company would later purchase, a 324-unit apartment property in Sarasota, Florida. The Company is committed to purchase 100% of the property for approximately $24 million upon completion of construction and achievement of 80% occupancy at rental rates equal to or greater than $865 per unit. The closing date of the purchase is anticipated to be in the second quarter of 2000.

      In February 1998, the Company signed a joint venture agreement with The Grupe Company ("Grupe") to purchase, for approximately $47 million, two Sacramento area properties which will consist of 616 apartment units. Under the terms of the joint venture, Grupe will build and lease-up the two properties before the Company purchases 100% of both properties from the joint venture.
The purchase is anticipated to occur sometime in late 1999. The Company has guaranteed the construction loan related to these two properties ($31.2 million balance at June 30, 1999).

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

      In August 1998, the Company entered into an agreement with Allied Realty Services, Inc. ("Allied") whereby Allied will construct and the Company will later purchase a 192-unit apartment property located in Houston, Texas, adjacent to a 168-unit apartment property purchased by the Company in August 1998. The Company is committed to purchase 100% of the property for approximately $11.3 million upon completion of construction and achievement of targeted occupancy levels, anticipated to occur sometime in mid-2000.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
         Results of Operations
         ---------------------

Overview
----------
      This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created therein. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the properties owned by the Company. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

      The discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1998. Such financial statements and information included in this Form 10-Q have been prepared to reflect the historical condensed consolidated operations of the Company for the three and six months ended June 30, 1999 and 1998 and the condensed consolidated balance sheet data of the Company as of June 30, 1999 and December 31, 1998.

      The changes in revenues and expenses related to property operations during the three and six months ended June 30, 1999 and 1998 are primarily the result of the increased rental rates achieved and decreased operating and maintenance expenses. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.


        The financial and operating data provided on page 14 is supplemental information to all financial statements included elsewhere in this Form 10-Q.
Such supplemental information is unaudited, except for the balance sheet data as of December 31, 1998.

                            SUPPLEMENTAL FINANCIAL AND OPERATING DATA
                          (In thousands, except per share and property data)
                                              (Unaudited)

                                            Three Months Ended        Six Months Ended
                                                 June 30,                  June 30,
                                            ------------------        ----------------
                                            1999         1998         1999       1998
                                            ----         ----         ----       ----
OPERATING DATA
   Revenues
      Rental income. . . . . . . . . . .   $66,450     $66,650       $132,580    $132,557
      Other property income. . . . . . .     3,060       2,742          5,776       5,288
      Equity income from joint ventures        762        --            1,652         --
      Management fee and other income .        302        --              495         --
      Interest income. . . . . . . . . .       564         363          1,109         724
                                           --------    -------        -------    --------
          Total revenues . . . . . . . .    71,138      69,755        141,612     138,569
                                           -------     -------        -------    --------
   Expenses
      Property operating and maintenance    21,505      23,249         43,042       45,761
      Real estate taxes. . . . . . . . .     7,236      6,950          14,302       13,898
      General and administrative . . . .     2,794      2,866           5,837        5,701
      Unusual charges. . . . . . . . . .       --          --           1,728          --
      Interest . . . . . . . . . . . . .    15,337     13,374          30,184       26,688
      Amortization . . . . . . . . . . .       741        252           1,359          485
      Depreciation . . . . . . . . . . .    17,398     14,701          32,912       29,035
                                            ------     ------         -------    ---------
        Total expenses . . . . . . . . .    65,011     61,392         129,364      121,568
                                            ------     ------         -------    ---------
      Operating income . . . . . . . . .     6,127      8,363          12,248       17,001
        Gain on disposition of real
          property . . . . . . . . .  .     10,177        --           10,177          --
                                            ------    ------          -------    ---------
Income before extraordinary item and
   income allocated to minority interests   16,304      8,363          22,425       17,001
Extraordinary loss on debt extinguishment    (215)        (80)           (215)        (104)
                                            ------    -------         -------    ---------
Income before income allocated to
   minority interest . . . . . . . . . .    16,089      8,283          22,210       16,897
Income allocated to minority interests      (2,247)    (2,769)         (3,180)      (5,667)
                                            ------     ------          ------    ---------
Net income . . . . . . . . . . . . . . .    13,842      5,514          19,030       11,230
Preferred distributions. . . . . . . . .    (4,128)    (3,280)         (8,201)      (6,560)
                                            ------     ------          ------    ---------
Net income available to common
   stockholders. . . . . . . . . . . . .   $ 9,714    $ 2,234         $10,829      $ 4,670
                                           =======    =======         =======    =========
Distribution per share of common stock. .  $0.4825    $0.4825         $  0.965     $ 0.965
                                           =======   ========         ========   =========
Basic weighted average number of
   common shares outstanding . . . . . .    24,846     18,488           24,476      18,384
                                           =======    =======         ========   =========
----------------------------------------------------------------------------------------------------------
PROPERTY DATA
Total properties (at end of period). . . .     144        156                 144      156
Total units (at end of period) . . . . . .  40,220     42,858              40,220   42,858
Total units (weighted average) . . . . . .  41,503     42,858              41,548   42,758
Weighted average monthly property
    revenue per unit . . . . . . . . . . .$    558   $    540            $    555  $   537
------------------------------------------------------------------------------------------------------------

                                                          June 30,        December 31,
                                                            1999             1998
                                                            ----             ----
BALANCE SHEET DATA
Real estate assets, at cost (including real estate
  held for sale) . . . . . . . . . . . . . . . . . . . . . . $1,546,475   $1,567,647
Mortgage notes payable, credit facilities, and other
  unsecured loans . ..  . . . . . . . . . . . . . . . . . ..    810,055      806,867
Minority interests . . . . . . . . . . . . . . . . .  . .  .    108,620      147,277
Stockholders' equity . . . .  . . . . . . . . . . . . . . . .   561,072      533,203

Comparison of Three Months and Six Months Ended June 30, 1999 to Three Months
-----------------------------------------------------------------------------
and Six Months Ended June 30, 1998
-----------------------------------

     The weighted average number of units owned for the second quarter of 1999 decreased by 1,355 units, or 3.2% from 42,858 units for the second quarter of 1998 to 41,503 units for the second quarter of 1999 as a result of the sale of six properties in June 1999. The portfolio had an average physical occupancy of 93.0% and 92.8% for the second quarter of 1998 and 1999, respectively.

     The weighted average number of units owned for the six months ended June 30, 1999, decreased by 1,210 units, or 2.8% from 42,758 units for the first six months of 1998 to 41,548 units for the first six months of 1999 as a result of the disposition of properties. Total units owned at June 30, 1998 and 1999 were 42,858 and 40,220, respectively. The portfolio had an average physical occupancy of 93.1% and 92.8% for the first six months of 1998 and 1999, respectively.


     The Company owned 139 properties with 39,122 units throughout both periods in 1999 and 1998 ("same store"). A summary of the historical operating performance for "same store" properties is as follows:

                                                               Three Months Ended                    Six Months Ended
                                                                       June 30,                           June 30,
                                                               -------------------                   -----------------
                                                                 1999       1998      % Change       1999        1998       % Change
                                                                 ----       ----      --------       ----        ----       --------
Rental and other property revenue (in thousands) . . . .      $65,658      $63,528       3.4%        $130,558    $126,589      3.1%
Property operating expenses (in thousands)  (1) . . . ..       27,068       27,369      (1.1%)         53,960      54,243     (0.5%)
                                                              -------      -------                   --------    --------
Property operating income (in thousands) . . . . . . . .      $38,590      $36,159       6.7%        $ 76,598    $ 72,346      5.9%
                                                              =======      =======                   ========    ========
Average physical occupancy . . . . . . .  . . . . . . .         93.1%        93.0%       N/A            93.0%       93.2%       N/A
                                                              =======      =======                   ========    ========
Average monthly revenue per unit . . . . . . . . . . . .      $   559      $   541       3.4%        $    556    $    539      3.1%
                                                              =======      =======                   ========    ========
Average annualized property operating and
   maintenance expenses per unit . . . . . .. . . . . .       $ 2,080      $ 2,150      (3.3%)       $  2,080    $  2,124     (2.1%)
                                                              =======      =======                   ========    ========
Average annualized real estate taxes per unit . . . . .       $   688      $   648       6.2%        $    678    $    649      4.5%
                                                              =======      =======                   ========    ========
Operating expense ratio. . . . . . . . .  . . . . . . .         41.2%        43.1%       N/A            41.3%       42.8%       N/A
                                                              =======       ======                   ========    ========
(1)  Consists of property operating and maintenance and real estate tax expenses.



       The operating performance of properties not owned throughout both periods in 1999 and 1998 is summarized as follows:
                                                                    Three Months Ended           Six Months Ended
                                                                          June 30,                   June 30,
                                                                     ------------------         -----------------
                                                                      1999         1998         1999         1998
                                                                      ----         ----         ----         ----

Rental and other property revenue (in thousands) . . . . .          $3,852       $5,864       $7,798         $11,256
Property operating expenses (in thousands) (1). . . . . .            1,673        2,830        3,384           5,416
                                                                    ------       ------       ------         -------
Property operating income (in thousands). . . . . . . .  .          $2,179       $3,034        4,414         $ 5,840
                                                                    ======       ======       ======         =======
Weighted average number of units . . . . . . . . . . . . .           2,381        3,736        2,426           3,636
                                                                    ======       ======       ======         =======
Average physical occupancy . . . . . . .  . . . . . . .  .           90.2%        93.5%        90.3%           93.0%
                                                                    ======       ======       ======         ========
Average monthly revenue per unit . . . . . .  .. . . . . .          $  539       $  523        $ 536         $   516
                                                                    ======       ======       ======         ========
Average annualized property operating and
  maintenance expenses per unit. . . . . . .. . . . . . . .         $1,955       $2,377        $1,937        $  2,320
                                                                    ======       ======       =======        ========
Average annualized real estate taxes per unit . . . . . . .         $  858       $  654        $  853        $    659
                                                                    ======       ======       =======        ========
Operating expense ratio. . . . . . . . . . . . . . . . . ..          43.4%        48.3%         43.4%           48.1%
                                                                    ======       ======       =======        ========
(1)   Consists of property operating and maintenance and real estate tax expenses.


        Equity income from joint ventures and management fees and other income recorded in 1999 are primarily due to a preferred return and management fees received from GGL Ventures LLC ("GGL"), in which the Company invested in December 1998.

      Interest income increased $201,000 for the second quarter of 1999, or 55.4%, from $363,000 for the second quarter of 1998 to $564,000 for the second quarter of 1999. Interest income increased $385,000, or 53.2%, for the first six months of 1999, from $724,000 to $1,109,000 for the first six months of 1998 and 1999, respectively. The increased interest income is primarily due to increased interest income recorded on officer stock loans and escrow accounts held with lenders.

      General and administrative expenses decreased $72,000 for the second quarter of 1999, or 2.5%, from $2,866,000 for the second quarter of 1998 to $2,794,000 for the second quarter of 1999 (representing a per unit increase of $2, or 0.7%, on an annualized basis). This decrease is primarily due to decreased employee bonus expenses and decreased office expense due to the closing of the Company's Houston corporate office on March 31, 1999, offset by increased costs incurred for third party consulting services in the second quarter of 1999. General and administrative expenses increased $136,000 for the first six months of 1999, or 2.4%, from $5,701,000 for the first six months of 1998 to $5,837,000 for the first six months of 1999 (representing a per unit increase of $14, or 5.2%, on an annualized basis). This increase is primarily due to increased costs incurred for third party consulting services in the second quarter of 1999 and increased costs for corporate office space resulting from relocating the Dallas corporate office in May
1998.

      The $1.7 million of unusual charges in 1999 resulted from $1.4 million of costs related to the closing of the Company's Houston corporate office and reductions in staff; and $319,000 of costs primarily related to professional fees incurred in connection with a significant property portfolio acquisition which was abandoned in March 1999.

      Interest expense increased $1,963,000 for the second quarter of 1999, or 14.7%, from $13,374,000 for the second quarter of 1998 to $15,337,000 for the second quarter of 1999. Interest expense increased $3,496,000 for the first six months of 1999, or 13.1%, from $26,688,000 for the first six months of 1998 to $30,184,000 for the first six months of 1998. The increased interest expense is primarily due to additional indebtedness incurred during 1998 for capital expenditures and financing costs related to debt refinanced during the fourth quarter of 1998.

      Amortization expense increased $489,000 for the second quarter of 1999, or 194.0%, from $252,000 for the second quarter of 1998 to $741,000 for the second quarter of 1999. Amortization expense increased $874,000 for the six months ended June 30, 1999, or 180.2%, from $485,000 to $1,359,000 for the first six months of 1998 and 1999, respectively. Increased amortization expense is primarily due to financing costs associated with debt which the Company refinanced during the fourth quarter of 1998.

      Depreciation expense increased $2,697,000 for the second quarter of 1999, or 18.3%, from $14,701,000 for the second quarter of 1998 to $17,398,000 for the second quarter of 1999. Depreciation expense increased $3,877,000 for the first six months of 1999, or 13.4%, from $29,035,000 for the first six months of 1998 to $32,912,000 for the first six months of 1999. The increased depreciation expense is due to increased capital improvements on existing properties, primarily from the Company's repositioning program.

      The $10.2 million gain on disposition of real property resulted from the sale of six properties in June 1999.

      The $215,000 extraordinary loss on debt extinguishment in 1999 is due to prepayment penalties and the write off of unamortized loan costs associated with the repayment of $5.0 million on the Company's unsecured loan (see Note 3 to the condensed consolidated financial statements.)

      The $104,000 extraordinary loss on debt extinguishment in 1998 was due to prepayment penalties incurred in connection with the Company's payoff of a $7.2 million mortgage loan in April 1998, and the write off of unamortized deferred financing costs related to the refinancing of debt during the first and second quarter of 1998.

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

      For the six months ended June 30, 1999, the Company had cash flows from operating activities of $43.6 million, proceeds from the disposition of real estate assets of $46.2 million, net proceeds from an unsecured loan and the unsecured credit facility (the "Credit Facility") of $5.6 million, net proceeds from its associate stock loan program and dividend reinvestment plan of $4.1 million, and proceeds from a construction loan funding of $2.3 million. These funds were primarily used during 1999 to fund $37.3 million of distributions to stockholders and minority interest holders, a $32 million investment in GGL, $29.4 million of capital improvements to properties, $2.5 million of principal payments on existing debt, and $1.7 million of financing costs. The activity resulted in a reduction of cash and cash equivalents of $1.6 million.

      Net cash provided by operating activities increased $12.0 million for the first six months of 1999 compared to the same period in 1998, primarily due to an increase in reported tax payments from escrow accounts, increases in reimbursements from reserve and replacement escrows, and increased interest income.

      Net cash used in investing activities was $12.8 million for the first six months of 1999, compared to $25.3 million for the year ago period. This difference primarily relates to $46.2 million of net cash proceeds received from the disposition of six properties in June 1999, offset by a $9.2 million increase in cash paid for real estate asset additions and the Company's $32 million investment in GGL in 1999.

      Net cash used in financing activities was $32.4 million for the first six months of 1999, compared $9.5 million for the same period in 1998. The reduction in cash used in financing activities resulted primarily from a reduction in cash proceeds from net borrowings of $29.7 million and a reduction in stock issuances of $8.3 million, offset by a $14.0 million reduction in cash used to purchase the Company's common stock.

      The Company's principal demands for short-term liquidity are: ongoing maintenance and repairs to its properties, capital improvements to its properties, monthly debt service payments on indebtedness, distributions to stockholders and minority interest holders, property acquisitions, and development. The Company anticipates that its cash provided by operating activities will be adequate to meet debt service and distribution obligations for the remainder of 1999. The Company anticipates spending $12.6 million during the remainder of 1999 for capital expenditures. In addition, the Company has a commitment to fund $5 million to GGL.

      The Company has entered into various agreements to purchase five apartment properties, upon the completion of their construction and lease-up phase, at an aggregate cost of $103.6 million. The purchases are anticipated to occur in late 1999 and during the first six months of 2000 and will be funded through the assumption of existing construction loans, secured financing or borrowings under the Credit Facility. Approximately $45 million of assumable existing construction loans have scheduled maturities in 2001.

      On July 22, 1999, the Company sold four properties and received net proceeds of approximately $36.5 million. The net proceeds were used to retire $7.5 million of secured debt and $28.6 million of the unsecured credit facility. In addition, on August 5, 1999, the Company eliminated the encumbrance on four other properties by repaying secured debt of $14.9 million.

     The Company has a $150 million Credit Facility, which expires in February 2001. The Credit Facility has been used to finance property acquisitions, including capital improvements, and to meet short-term liquidity requirements. The availability of funds to the Company under the Credit Facility is subject, however, to certain borrowing base and other customary covenants. As of August 5, 1999, the Company's borrowing capacity was approximately $120.3 million, of which $75.0 million had been borrowed.

    As of August 5, 1999, the Company had outstanding indebtedness in the aggregate principal amount of $771.3 million, consisting of fixed rate debt of $638.3 million ($180.5 million of which is fixed through interest rate swap agreements) and variable rate debt of $133.0 million. The weighted average interest rate on the Company's outstanding indebtedness at August 5, 1999 was approximately 7.4%.

     The Company expects to meets its long-term liquidity requirements, such as refinancing mortgages, including construction loans assumed related to new property developments, property acquisitions and capital improvements on property acquisitions, through long-term borrowings, both secured and unsecured, proceeds from property dispositions, and the issuance of debt or equity securities.

      The Company's ability to acquire additional properties is dependent upon its ability to sell properties or obtain equity or debt financing. Currently, the Company's borrowing capacity under its Credit Facility is insufficient to acquire properties due to its short-term commitments to purchase development properties. As a result, the Company does not anticipate acquiring properties in 1999 or contracting development properties unless it is able to sell additional properties. Any future acquisitions which the Company finances with debt are expected to generate cash flow adequate to service the associated indebtedness.

Funds from Operations
-----------------------
 Based on the guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT") and Real Estate Investment Trust ("REIT") industry standards, management believes funds from operations, or "FFO", is an appropriate measure of the performance of an equity REIT. FFO is generally calculated by excluding from net income any gains or losses from debt restructurings and sales of property and adding back any depreciation of real estate assets. In addition, extraordinary or unusual items that are non-recurring events which would materially distort the comparative measure of FFO are typically excluded. Management believes FFO helps to evaluate its operations by determining its ability to incur and service debt and to make capital expenditures. By adding depreciation expense back to net income, FFO presents a more accurate picture of the Company's operating cash flows. In evaluating FFO and the trends it depicts, consideration should be given to the major factors affecting FFO. Growth in FFO results from increases in revenues or decreases in related operating expenses. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of performance or as an alternative to cash flow as a measure of liquidity. The Company's calculation of diluted FFO includes FFO allocated to minority interests and assumes the conversion of all convertible securities, including minority interest securities. This calculation may differ from the FFO calculation used by other REITs and, accordingly, may not be comparable to similar entitled items reported by other REITs.


                                                               Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                               -------------------        -----------------
                                                              1999          1998           1999      1998
                                                              ----          ----           ----      ----

Funds from operations:
   Net income before income allocated to minority
       interests . . . . . . . . . . . .  . .                   $16,089     $ 8,283       $22,210    $ 16,897
   Preferred distributions (1) . . . . . . ..                    (4,402)     (4,405)       (8,805)     (8,810)
   Distributions on convertible preferred stock (2)                 978         980         1,956       1,960
   Unusual charges . . . . . . . . . . .                            --          --          1,728         --
   Extraordinary loss on debt extinguishment                        215          80           215         104
   Depreciation of real estate assets                            17,132      14,560        32,401      28,779
   Gain on disposition of real property`                        (10,177)        --        (10,177)        --
                                                               --------     -------       -------    --------
   Funds from operations-diluted . . . . . .                    $19,835     $19,498       $39,528    $ 38,930
                                                               ========     =======       =======    ========
Cash flows provided by (used in):
   Operating activities  . . . . . . . .                      $  23,577    $ 23,201       $43,592    $ 31,561
   Investing activities. . . . . . . . .                         34,019     (12,394)      (12,830)    (25,289)
   Financing activities. . . . . . . . .                        (57,092)    (12,271)      (32,407)     (9,505)

(1) Includes distributions on the preferred operating partnership units ($330 and $274 for the first and second quarter of 1999, respectively, and $1,125 per quarter for 1998).


(2)    Distributions on convertible preferred stock are added back in computing funds from operations-diluted since the conversion to common shares has been assumed.


Inflation
----------
     The Company leases apartments under lease terms generally ranging from six to 12 months. Management believes that such short-term lease contracts lessen the impact of inflation on the cost of property operations, as well as allows for the adjustment of rental rates to market levels as leases expire.

Year 2000 Conversion
--------------------
     Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to disruptions in a company's operations. This problem is commonly referred to as the "Year 2000" issue.

     The Company has identified three primary information technology systems which are vulnerable to the Year 2000 issue:

 (1) General Ledger/Accounts Payable Systems. A new general ledger/accounts payable system was installed in October 1998 which has been warranted to be Year 2000 compliant.

 (2) Payroll. Payroll processing was converted to a new third-party payroll vendor in April 1999, who has warranted their system to be Year 2000 compliant.

 (3) On-Site Accounting. The on-site accounting and rent roll activities are processed using AMSI software, which has been warranted to be Year 2000 compliant.

       While all three of the above vendors have warranted their packages to be Year 2000 compliant, the systems have been or will be individually tested to ensure compliance pursuant to the Company's "Disaster Recovery and Year 2000 Compliance Testing Plan."

 The Company has also identified certain on-site, non-information technology systems that may be Year 2000 sensitive and has requested each of the related vendors to certify that their systems are Year 2000 compliant. The table below summarizes non-information technology systems and the percentage of properties that have received written or verbal representation from vendors that their systems are Year 2000 compliant.

          access gates                              75%

          alarms                                    16%

          sprinklers/irrigation systems             52%

          HVAC/boilers/thermostats                  70%

          utilities                                 33%


     The identification phase is expected to be completed and the repair or replacement of any vulnerable systems begun by the middle of the third quarter of 1999. The cost to repair or replace any Year 2000 vulnerable non-information technology systems is not expected to exceed $500,000.

     The Company has also identified those vendors it believes could have an impact on either site or corporate day-to-day operations. These vendors include financial institutions, insurance companies and strategic suppliers, such as maintenance supplies, etc. We have requested these vendors to certify in writing that their internal systems are Year 2000 compliant. As of June 30, 1999, the response rate from Company-wide vendors is approximately 65%, with approximately 25% of those responding indicating that they are Year 2000 compliant. The remaining vendors are working toward Year 2000 compliance. Vendors that are identified as critical to operations and who can not assure Year 2000 compliance by September 30, 1999 will not be used, if an acceptable alternative vendor or strategy is available.

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

 The Company does not enter into derivative financial instrument transactions for trading or other speculative purposes; however, management has reduced the net exposure of interest rate fluctuations on its variable rate debt by utilizing derivative financial instruments. In order to minimize interest rate risk, management utilizes long-term fixed rate debt and enters into swap agreements on its variable rate long-term debt and enters into interest rate cap agreements on its variable rate tax exempt debt. Management believes that exposure to interest rate fluctuations on its variable rate Credit Facility is manageable, as the outstanding balance from time to time will be reduced with long-term debt or proceeds from real estate asset sales. As of June 30, 1999, a 10% adverse change in interest rates on the Credit Facility, which bears interest at LIBOR plus 1.875%, would result in an annual increase in interest expense of approximately $0.5 million.

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

PART 2.                      OTHER INFORMATION

   Item 1.     Legal Proceedings
   ------------------------------
      None.

   Item 2.     Changes in Securities
  -----------------------------------
      None.

   Item 3.     Defaults Upon Senior Securities
   --------------------------------------------
      None.

   Item 4. Submission of Matters to a Vote of Security Holders
   -----------------------------------------------------------
      (a)  The Company's Annual Meeting of Stockholders was held on June 2,
           1999.

      (b) (1) The stockholders elected four Directors nominated by the Board of Directors:

                                          Affirmative          Abstentions
                                          ----------           -----------

           Marshall B. Edwards           20,696,509             114,220
           Robert L. Honstein            20,680,882             129,847
           Arch K. Jacobson              20,687,516             123,213
           Louis G. Munin                20,680,242             130,487

        (2) The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ended
             December 31, 1999:

                              Affirmative           Negative    Abstentions
                              -----------          ---------    ----------
                              20,717,332             40,004       53,393

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

      Signatures                       Title                              Date
      ---------                        -----                              ----

/ s /     Michael A. Masterson       Chairman of the
------------------------------       Board of Directors                    August 5, 1999
Michael A. Masterson


/ s /     Marshall B. Edwards        President, Chief Executive Officer    August 5, 1999
-----------------------------
Marshall B. Edwards                   and Director (Principal Executive Officer)



/ s /     Mark S. Dillinger          Executive Vice President, Chief       August 5, 1999
---------------------------
Mark S. Dillinger                    Financial Officer and Director
                                     (Principal Financial and Accounting Officer)


                          EXHIBIT INDEX

    Exhibit No.            Description

      12.1                 Computation of Ratio of Earnings to
                           Combined Fixed Charges and Preferred
                           Stock Dividends

       27                  Financial Data Schedule