Form 10-Q
period 1999-09-30
WALDEN RESIDENTIAL PROPERTIES INC
filed 1999-11-12
CIK 913280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission file number: 1-12592

WALDEN RESIDENTIAL PROPERTIES, INC.
(Exact name of Registrant as specified in its Charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	75-2506197 (I.R.S. Employer Identification Number)
5080 Spectrum Drive, Suite 1000 East Addison, Texas 75001-6410 (Address of principal executive offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 26, 1999, there were 25,465,059 shares of Common Stock, $0.01, par value outstanding.

WALDEN RESIDENTIAL PROPERTIES, INC.

PART 1. FINANCIAL INFORMATION

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	25

PART 1. FINANCIAL INFORMATION
Item 1.	Financial Statements

WALDEN RESIDENTIAL PROPERTIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
	September 30, 1999	December 31, 1998
ASSETS	(Unaudited)
Real estate assets, at cost
Land	$ 164,119	$ 170,347
Buildings and improvements	1,351,345	1,360,816
	1,515,464	1,531,163
Less: Accumulated depreciation	(167,161)	(128,765)
	1,348,303	1,402,398
Construction in progress	8,723	29,322
Real estate assets held for sale	--	7,162
Rent and other receivables ($1.5 million due from related party)	7,340	6,765
Prepaid assets	7,895	6,055
Deferred financing costs, net	43,262	46,070
Cash and cash equivalents	3,550	9,292
Investment in real estate ventures	53,000	18,000
Other assets	4,232	3,121
Restricted cash:
Escrow deposits	17,768	21,568
Additional collateral on loans	3,365	2,520
Total assets	$1,497,438	$1,552,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$ 435,684	$ 461,867
Secured credit facility	249,435	250,000
Unsecured credit facility	82,500	95,000
Other unsecured loans	10,000	--
Accrued real estate taxes	21,114	22,869
Accounts payable	10,208	13,564
Accrued expenses and other liabilities	27,397	28,102
Preferred distribution payable to minority interests	391	391
Total liabilities	836,729	871,793
Commitments and contingencies (Note 9)
Minority interests	106,476	147,277
Stockholders' equity:
Preferred stock	73	70
Common stock	255	236
Additional paid in capital	666,218	620,006
Notes receivable for stock purchases	(8,313)	(6,410)
Deferred compensation on Restricted Stock	(1,376)	(1,108)
Distributions in excess of net income	(102,624)	(79,591)
Total stockholders' equity	554,233	533,203
Total liabilities and stockholders' equity	$1,497,438	$1,552,273

See Notes to Condensed Consolidated Financial Statements.

WALDEN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
REVENUES
Rental income	$63,844	$67,731	$196,424	$200,288
Other property income	2,858	2,924	8,634	8,212
Equity income from joint ventures	309	--	1,961	--
Management fee and other income	306	--	801	--
Interest income	424	503	1,533	1,227
Total revenues	67,741	71,158	209,353	209,727

EXPENSES
Property operating and maintenance	21,547	23,415	64,589	69,176
Real estate taxes	7,239	7,047	21,541	20,945
General and administrative	2,587	3,059	8,424	8,760
Transaction and other charges (Note 6)	2,325	--	4,053	--
Interest	14,478	13,848	44,662	40,536
Amortization	697	283	2,056	768
Depreciation	16,581	14,564	49,493	43,599
Total expenses	65,454	62,216	194,818	183,784

Operating income	2,287	8,942	14,535	25,943
Gain on disposition of real property	5,850	6,696	16,027	6,696

Income before extraordinary item and income allocated to minority interests	8,137	15,638	30,562	32,639
Extraordinary loss on debt extinguishment	(1,230)	--	(1,445)	(104)
Income before income allocated to minority interests	6,907	15,638	29,117	32,535
Income allocated to minority interests	(929)	(5,470)	(4,109)	(11,137)
Net income	5,978	10,168	25,008	21,398

Preferred distributions	(4,162)	(3,281)	(12,363)	(9,841)

Net income available to common stockholders	$ 1,816	$ 6,887	$ 12,645	$ 11,557

Basic and diluted net income per share	$ 0.07	$ 0.38	$ 0.51	$ 0.63

Basic weighted average number of common shares outstanding	25,348	18,077	24,770	18,281

Diluted weighted average number of common shares and common share equivalents outstanding	25,348	18,170	24,770	18,425

See Notes to Condensed Consolidated Financial Statements.

WALDEN RESIDENTIAL PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,008	$21,398
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocated to minority interests	4,109	11,137
Depreciation and amortization	51,549	44,367
Amortization of deferred compensation on restricted stock	274	186
Amortization of prepaid interest expense	2,639	912
Extraordinary loss on debt extinguishment	1,445	104
Gain on disposition of real property	(16,027)	(6,696)
Net effect of changes in operating accounts:
Escrow deposits	3,800	(4,270)
Receivables, prepaids, and other assets	(4,369)	(4,976)
Accrued real estate taxes	(1,755)	(1,957)
Accounts payable	(770)	(3,217)
Other liabilities	(705)	2,221
Net cash provided by operating activities	65,198	59,209
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate assets, net of non-cash items below	--	(27,512)
Real estate asset additions	(38,145)	(45,128)
Proceeds from disposition of real estate assets	82,315	36,667
Collection of construction loan receivable	2,327	--
Cash paid for investment in real estate venture	(35,000)	--
Net cash provided by (used in) investing activities	11,497	(35,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, net of issuance costs	6,793	14,176
Proceeds from stock loan repayments	132	--
Purchase of the Company's common stock	--	(17,773)
Purchase of minority interest securities	--	(335)
Distributions paid on common and preferred stock and minority interests	(56,087)	(55,791)
Proceeds from mortgage notes payable, other unsecured loan, and credit facility	142,500	230,403
Payment of mortgage notes payable, other unsecured loan, and credit facility	(167,401)	(188,155)
Payment of financing costs and prepayment penalties	(3,182)	(3,435)
Additional collateral on loans	(845)	(330)
Principal reductions of debt	(4,347)	(4,112)
Net cash used in financing activities	(82,437)	(25,352)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,742)	(2,116)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,292	9,757
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,550	$ 7,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$45,216	$37,495

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued real estate asset additions	$ 2,754	$ 960
Mortgages assumed	$ --	$ 19,141
Notes receivable for stock purchases, net of retirements	$ 1,903	$ 4,413
Deferred compensation on restricted stock, net of cancellations	$ 542	$ 136
Conversion of minority interest securities to common and preferred stock	$ 36,863	$ --
Distribution payable to minority interest holders	$ 391	$ 391
Minority interest securities issued	$ --	$ 505

See Notes to Condensed Consolidated Financial Statements.

WALDEN RESIDENTIAL PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Unaudited Financial Information

Walden Residential Properties, Inc. (the "Company") was formed on September 29, 1993 as a Maryland Corporation. The Company is a Dallas, Texas based equity real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. On February 9, 1994, the Company completed an initial public offering ("IPO") of its common stock, which is listed on the New York Stock Exchange. As of September 30, 1999, the Company owned 140 multifamily properties, containing 39,024 apartment units, primarily in the Southwest and Southeast regions of the United States. The Company's real estate assets are operated with the same long-term objectives and therefore are viewed as a single operating segment.

The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998 and Form 10-Q for the three months ended March 31, 1999, and the six months ended June 30, 1999, which were filed with the Securities and Exchange Commission ("SEC"). The accompanying interim unaudited condensed consolidated financial information has been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the SEC. Management believes that the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries as of September 30, 1999, and the consolidated results of their operations for the three and nine months ended September 30, 1999 and 1998 and consolidated cash flows for the nine months ended September 30, 1999 and 1998, have been included. The consolidated results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the full year.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), which establishes standards for accounting and reporting for derivative financial instruments. The Statement, as amended, is effective for fiscal years beginning after June 15, 2000; however, earlier application is permitted. Management is currently not planning on early adoption of this Statement. The Company expects the adoption of the provisions of the Statement to result in the Company presenting a statement of comprehensive income beginning in fiscal year 2001, as required by SFAS No. 130, "Reporting Comprehensive Income".

2. Dispositions

On June 25, 1999, the Company disposed of one Indiana and five Texas properties. The six properties, totaling 1,374 units, were sold for approximately $46.2 million of net proceeds, resulting in a net gain of $10.1 million.

On July 22, 1999, the Company disposed of four Oklahoma City properties totaling 1,196 units for approximately $36.1 million of net proceeds, resulting in a gain of approximately $5.9 million. Net proceeds from the July sales were used to retire debt in the amount of $22.4 million resulting in an extraordinary loss on early debt extinguishment of approximately $1.2 million, primarily related to prepayment penalty fees.

3. Other Unsecured Loans

On February 26, 1999, the Company entered into a $15 million unsecured loan with BankBoston, the proceeds of which were used to fund a portion of the Company's February 1999 investment in GGL Venturers LLC ("GGL") (see Note 4). In June 1999, the Company repaid $5 million of this note. The remaining loan bears interest at 8% and matures in August 2001. In connection with the $5 million repayment, the Company recorded an extraordinary loss on debt extinguishement of $0.2 million, primarily related to the write-off of a portion of the unamortized loan fee. The remaining fee of $1.3 million will continue to be amortized over the loan term.

4. Investment in GGL Ventures LLC

On February 26, 1999 and September 9, 1999, the Company made additional investments of $32 million and $3 million, respectively, in preferred membership units of GGL, for a total investment of $53 million as of September 30, 1999. As of September 30, 1999, the Company is commited to fund an additional $2 million investment in GGL. The Company is to receive up to a 12% cumulative preferred return on its equity investment in GGL depending on the operating net cash flow of the underlying properties ($2 million has been reported in the Company's statement of income for the nine months ended September 30, 1999). The Company may receive up to an additional 6% preferred return on its investment from available cash in connection with sales or refinancings of GGL assets. The Company has accounted for its investment in GGL on the equity method, which is reflected in "Investment in real estate ventures" and "Equity income from joint ventures" in the accompanying balance sheets and statements of income, respectively.

The following table summarizes the net assets and operations of GGL as of September 30, 1999 (in thousands):

Balance Sheet:
Real estate assets, net	$273,834
Other assets	12,037
Total assets	$285,871

Mortgage notes payable	$210,840
Accounts payable and other liabilities	6,173
Venturers' preferred capital - the Company	53,000
Venturers' capital - other members	15,858
Total liabilities and venturers' capital	$285,871

Statement of Operations:
Revenues	$ 23,513
Expenses	25,697
Net loss	$ (2,184)

In connection with this transaction, the Company formed WGGL Corporation ("WGGL"), a wholly owned subsidiary, to manage the properties purchased by GGL. WGGL receives a monthly management fee equal to 3.5% of the gross receipts of the properties (approximately $663,000 of management fee income related to these properties was recorded for the nine months ended September 30, 1999).

5. Minority Interests and Stockholders' Equity

Minority Interests

In connection with certain apartment property acquisitions, certain partnership subsidiaries of the Company have issued Common Operating Partnership ("OP") Units and Preferred OP Units which are exchangeable into the Company's common stock and 9.00% redeemable preferred stock, with detachable warrants, respectively. The holders of the Preferred OP Units are entitled to receive quarterly distributions of $0.5625 per unit and the holders of the Common OP Units are entitled to receive quarterly distributions equal to those paid on the Company's common stock. A portion of the Common OP Units that are exchangeable into 810,128 shares of the Company's common stock are entitled to receive quarterly distributions of a minimum of $369,000 in the aggregate. During 1999, Common OP Units of 1,287,994 and Preferred OP Units of 284,583 were converted into the same number of shares of the Company's common stock and 9.00% redeemable preferred stock, respectively, leaving 4,460,375 Common OP Units and 429,857 Preferred OP Units outstanding at September 30, 1999. All OP Unit securities have been recorded as minority interests in the accompanying balance sheets.

Restricted Stock

In February 1997, the Company adopted a Long-Term Incentive Plan to attract and retain individuals to serve as directors and officers of the Company. Pursuant to this plan, the Company issued 26,564 restricted shares of common stock ("Restricted Stock") effective February 4, 1999, for $0.01 per share to its six outside directors and eight officers of the Company. The shares issued vest ratably over periods ranging from one to five years. In April 1999, an additional 4,000 shares of Restricted Stock were issued to an officer of the Company for $0.01 per share, which vest ratably over five years. During the nine months ended September 30, 1999, restricted shares of 2,246 were canceled due to the departure of an officer of the Company. Deferred compensation on the Restricted Stock was computed based upon the market value of the shares at the date of issuance. This deferred compensation is being amortized over the respective vesting periods.

Notes Receivable for Stock Purchases

During 1998, the Company implemented a new stock purchase loan program allowing officers and key employees to purchase the Company's common stock at current market prices and to exercise vested stock options with the assistance of loans from the Company. Under this program, officers and key employees are eligible to purchase stock on March 1 and September 1 of each year in an aggregate amount of up to three times their annual salary. A cash payment of 5% to 15% of the purchase price is required by the officer or key employee, depending upon the amount of purchase, with the remainder loaned on a full recourse basis to the officer or key employee. Each loan is evidenced by a note with a five-year term, requiring quarterly payments of interest only at a fixed interest rate equal to the Company's then current interest rate under its unsecured credit facility. The loan is secured by a pledge of the shares of common stock purchased pursuant to such loan.

On March 1, 1999, the Company issued loans to 18 officers and key employees under the stock purchase loan program in the amount of approximately $2.2 million, bearing interest at 7.0%. Such loans related to the issuance of 148,723 shares of the Company's common stock at $16.69 per share (the closing price of the common stock on the New York Stock Exchange for the previous trading day).

This program was suspended in August 1999 due to the pending merger agreement discussed in Note 8.

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

Effective September 24, 1999, the Company suspended this stock purchase plan, upon entering into a definitive merger agreement (see Note 8).

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

Effective September 24, 1999, the Company suspended its DRP upon entering into a definitive merger agreement (see Note 8).

Distributions

In March, June, and September 1999, the Company paid distributions of $15.7 million, $16.0 million, and $16.4 million, respectively, to stockholders of record on February 18, 1999, May 18, 1999, and August 19, 1999, respectively. The common stockholders were paid $0.4825 per share, the 9.16% convertible redeemable preferred stockholders were paid $0.5725 per share, the 9.20% senior preferred stockholders were paid $0.575 per share, and the 9.00% redeemable preferred stockholders were paid $0.5625 per share.

In March, June, and September 1999, the Company paid distributions of $2.6 million, $2.5 million, and $2.2 million, respectively, on the Common OP Units (which represented $0.4825 per unit). The Company paid distributions of $0.3 million in March 1999 and $0.2 million in both June and September 1999 on the Preferred OP Units (which represented $0.5625 per unit).

6. Transaction and other charges

The transaction and other charges included in the accompanying financial statements consist of $1.4 million of costs related to the closing of the Houston corporate office and the elimination of 40 staff positions in March 1999; $319,000 of costs related primarily to professional fees incurred in connection with a significant portfolio acquisition which was abandoned in March 1999; and $2.3 million of costs incurred in connection with a proposed merger transaction which the Company anticipates consummating in January or February 2000 (see Note 8). As of September 30, 1999, the Company's balance sheet included approximately $423,000 of accrued charges related to closing the Houston office and the elimination of staff positions. The Company anticipates paying approximately $313,000 of the accrued amount in 2000 and the remainder in 2001.

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

The following table presents information necessary to calculate basic and diluted net income per share for the three months and nine months ended September 30, 1999 and 1998 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	1998	1999	1998
Net Income for Basic and Diluted Computation:
Income before extraordinary item and income allocated to minority interests	$ 8,137	$15,638	$30,562	$32,639
Extraordinary loss on debt extinguishment	(1,230)	--	(1,445)	(104)
Income before income allocated to minority interests	6,907	15,638	29,117	32,535
Income allocated to minority interests	(929)	(5,470)	(4,109)	(11,137)
Net income	5,978	10,168	25,008	21,398
Preferred distributions	(4,162)	(3,281)	(12,363)	(9,841)
Net income available to common stockholders (basic and diluted net income per share computation)	$ 1,816	$ 6,887	$12,645	$11,557

Basic Net Income per Share:
Before extraordinary item, less preferred distributions	$ 0.12	$ 0.38	$ 0.57	$ 0.64
Extraordinary loss on debt extinguishment	(0.05)	--	(0.06)	(0.01)
Net income available to common stockholders	$ 0.07	$ 0.38	$ 0.51	$ 0.63

Diluted Net Income per Share:
Before extraordinary item, less preferred distributions	$ 0.12	$ 0.38	$ 0.57	$ 0.64
Extraordinary loss on debt extinguishment	(0.05)	--	(0.06)	(0.01)
Net income available to common stockholders	$ 0.07	$ 0.38	$ 0.51	$ 0.63

Weighted Average Number of Shares Outstanding (a):
Basic	25,348	18,077	24,770	18,281
Dilutive effect of outstanding options	--	93	--	144
Diluted	25,348	18,170	24,770	18,425

  Excludes the convertible preferred shares, warrants, Common OP Units (See Note 5); 2,150,999 and 1,698,750 stock options, which were not dilutive at September 30, 1999, and September 30, 1998, respectively.

8. Proposed Merger Transaction

On September 24, 1999, the Company entered into a definitive agreement and plan of merger with Oly Hightop Corporation and Oly Hightop Parent, L.P., affiliates of Olympus Real Estate Corporation, (collectively, "Olympus") whereby Olympus will acquire the Company for approximately $1.7 billion. The proposed merger transaction is anticipated to occur in January or February 2000; however, there can be no assurance that this transaction will be consummated as it is subject to entering into a binding agreement, majority approval by the Company's common stockholders and certain other conditions and contingencies.

9. Commitments and Contingencies

In March 1999, the Company entered into an agreement with The Spanos Corporation ("Spanos") whereby Spanos would develop, and the Company would later purchase, a 324-unit apartment property in Sarasota, Florida. The Company is committed to purchase 100% of the property for approximately $24 million upon the completion of construction and achievement of 80% occupancy at rental rates equal to or greater than $865 per unit. The closing date of the purchase is anticipated to be in the third quarter of 2000.

In February 1998, the Company signed a joint venture agreement with The Grupe Company ("Grupe") to purchase, for approximately $47 million, two Sacramento area properties which will consist of 616 apartment units. Under the terms of the joint venture, Grupe will build and lease-up the two properties before the Company purchases 100% of both properties from the joint venture. The purchase is anticipated to occur sometime in late 1999. The Company has guaranteed the construction loan related to these two properties ($37.6 million balance at September 30, 1999).

In July 1998, the Company entered into an agreement to loan The Greystone Group, Inc. ("Greystone"), an unrelated third-party, amounts necessary to purchase and develop a parcel of land in Chandler (Phoenix), Arizona. In March 1999, Greystone obtained a construction loan commitment for $16.6 million, which requires a $1 million guarantee by the Company. Upon the closing of this construction loan in March 1999, the Company's loan to Greystone was reduced to $4.8 million. The Company also entered into a purchase agreement with Greystone in November 1998, whereby Greystone will construct a 272-unit apartment community on the respective land. The Company is committed to purchase the property for approximately $21.3 million upon completion of construction and the achievement of specified targeted occupancy levels, anticipated to occur sometime in mid-2000.

In August 1998, the Company entered into an agreement with Allied Realty Services, Inc. ("Allied") whereby Allied will construct and the Company will later purchase a 192-unit apartment property located in Houston, Texas, adjacent to a 168-unit apartment property purchased by the Company in August 1998. The Company is committed to purchase 100% of the property for approximately $11.3 million upon completion of construction and achievement of targeted occupancy levels, anticipated to occur sometime in the third quarter of 2000.

In order to qualify as a REIT for a particular year, the Company must meet various income and asset tests. The Company may have a technical violation of the REIT rules and is in the process of obtaining a ruling from the Internal Revenue Service. If the Company fails to qualify as REIT for federal income tax purposes, it will be taxed as a corporation and this could cause other potential liabilities or debt to become due and payable. The estimated tax provision on earnings through September 30, 1999 would be approximately $8.8 million. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Two purported class action lawsuits have been filed against the Company and the members of its board of directors alleging that the defendants have acted to complete the proposed merger between the Company and an affiliate of Olympus Real Estate Corporation at a grossly inadequate and unfair price at the expense of, and which is unfair to, the Company's common and preferred stockholders. The litigation is in its preliminary stages and management of the Company is not able to determine the full extent of the allegations. As a result, management is unable at this time to determine the impact, if any, that this litigation will have on the financial result of the Company.

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

The discussion should be read in conjunction with the "Supplemental Financial and Operating Data" and all of the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1998. Such financial statements and information included in this Form 10-Q have been prepared to reflect the historical condensed consolidated operations of the Company for the three and nine months ended September 30, 1999 and 1998 and the condensed consolidated balance sheet data of the Company as of September 30, 1999 and December 31, 1998.

The changes in revenues and expenses related to property operations during the three and nine months ended September 30, 1999 and 1998 are primarily the result of the disposition of five properties in December 1998 and ten properties during the nine months ended September 30, 1999. Where appropriate, comparisons are made on a dollars-per-weighted-average-unit basis in order to adjust for changes in the number of units owned during each period.

The financial and operating data provided on page 13 is supplemental information to all financial statements included elsewhere in this Form 10-Q. Such supplemental information is unaudited except the balance sheet data as of December 31, 1998.

SUPPLEMENTAL FINANCIAL AND OPERATING DATA
(In thousands, except per share and property data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

OPERATING DATA	1999	1998	1999	1998
Revenues
Rental income	$ 63,844	$ 67,731	$196,424	$200,288
Other property income	2,858	2,924	8,634	8,212
Equity income from joint ventures	309	--	1,961	--
Management fee and other income	306	--	801	--
Interest income	424	503	1,533	1,227
Total revenues	67,741	71,158	209,353	209,727
Expenses
Property operating and maintenance	21,547	23,415	64,589	69,176
Real estate taxes	7,239	7,047	21,541	20,945
General and administrative	2,587	3,059	8,424	8,760
Transaction and other charges	2,325	--	4,053	--
Interest	14,478	13,848	44,662	40,536
Amortization	697	283	2,056	768
Depreciation	16,581	14,564	49,493	43,599
Total expenses	65,454	62,216	194,818	183,784

Operating income	2,287	8,942	14,535	25,943
Gain on disposition of real property	5,850	6,696	16,027	6,696

Income before extraordinary item and income allocated to minority interests	8,137	15,638	30,562	32,639
Extraordinary loss on debt extinguishment	(1,230)	--	(1,445)	(104)
Income before income allocated to minority interests	6,907	15,638	29,117	32,535
Income allocated to minority interests	(929)	(5,470)	(4,109)	(11,137)
Net income	5,978	10,168	25,008	21,398
Preferred distributions	(4,162)	(3,281)	(12,363)	(9,841)
Net income available to common stockholders	$ 1,816	$ 6,887	$ 12,645	$ 11,557

Distribution per share of common stock	$0.4825	$0.4825	$ 1.4475	$1.4475

Basic weighted average number of common shares outstanding	25,348	18,077	24,770	18,281

PROPERTY DATA
Total properties (at end of period)	140	155	140	155
Total units (at end of period)	39,024	42,432	39,024	42,432
Total units (weighted average)	39,258	42,709	40,777	42,742
Weighted average monthly property revenue per unit	$ 566	$551	$559	$542
	September 30, 1999			December 31, 1998
BALANCE SHEET DATA
Real estate assets, at cost (including real estate held for sale)	$1,524,187			$1,567,647
Mortgage notes payable, credit facilities, and other unsecured loans	777,619			806,867
Minority interests	106,476			147,277
Stockholders' equity	554,233			533,203

Comparison of Three Months and Nine Months Ended September 30, 1999 to Three Months and Nine Months Ended September 30, 1998

The weighted average number of units owned for the third quarter of 1999 decreased by 3,451 units, or 8.1%, from 42,709 units for the third quarter of 1998 to 39,258 units for the third quarter of 1999 as a result of the sale of five properties in December 1998 and ten properties during 1999. The portfolio had an average economic occupancy of 94.1% and 93.5% for the third quarter of 1998 and 1999, respectively.

The weighted average number of units owned for the nine months ended September 30, 1999, decreased by 1,965 units, or 4.6% from 42,742 units for the first nine months of 1998 to 40,777 units for the first nine months of 1999 as a result of the disposition of properties. Total units owned at September 30, 1998 and 1999 were 42,432 and 39,024, respectively. The portfolio had an average economic occupancy of 93.4% and 93.0% for the first nine months of 1998 and 1999, respectively.

The Company owned 135 properties with 37,926 units throughout both periods in 1999 and 1998 ("same store"). A summary of the historical operating performance for "same store" properties is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	1999	1998	% Change	1999	1998	% Change

Rental and other property revenue (in thousands)	$64,464	$63,428	1.6%	$191,956	$187,101	2.6%
Property operating and maintenance expense (in thousands)	20,950	20,757	0.9%	60,558	61,290	-1.2%
Real estate tax expense (in thousands)	7,012	6,345	10.5%	20,153	18,924	6.5%
Total property operating expenses (in thousands)	27,962	27,102	3.2%	80,711	80,214	0.6%
Property operating income (in thousands)	$36,502	$36,326	0.5%	$111,245	$106,887	4.1%
Average property occupancy	93.6%	94.2%	N/A	93.2%	93.6%	N/A
Average monthly revenue per unit	$ 567	$ 557	1.6%	$ 562	$ 548	2.6%
Average annualized property operating and maintenance expenses per unit	$ 2,210	$ 2,189	0.9%	$ 2,129	$ 2,155	-1.2%
Average annualized real estate taxes per unit	$ 740	$ 669	10.5%	$ 709	$ 665	6.5%
Operating expense ratio	43.4%	42.7%	N/A	42.0%	42.9%	N/A

The operating performance of properties not owned throughout both periods in 1999 and 1998 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Rental and other property revenue (in thousands)	$2,238	$7,227	$13,102	$21,399
Property operating and maintenance expense (in thousands)	597	2,658	4,031	7,886
Real estate tax expenses (in thousands)	227	702	1,388	2,021
Total property operating expenses (in thousands)	824	3,360	5,419	9,907
Property operating income (in thousands)	$1,414	$3,867	$ 7,683	$11,492
Weighted average number of units	1,332	4,783	2,851	4,816
Average property occupancy	90.0%	93.2%	89.7%	91.8%
Average monthly revenue per unit	$ 560	$ 504	$ 511	$ 494
Average annualized property operating and maintenance expenses per unit	$1,793	$2,223	$ 1,885	$ 2,183
Average annualized real estate taxes per unit	$ 682	$ 587	$ 649	$ 560
Operating expense ratio	36.8%	46.5%	41.4%	46.3%

Equity income from joint ventures and management fees and other income recorded in 1999 are primarily due to a preferred distribution and management fees received from GGL Ventures LLC ("GGL"), in which the Company initially invested in December 1998.

Interest income decreased $79,000 for the third quarter of 1999, or 15.7%, from $503,000 for the third quarter of 1998 to $424,000 for the third quarter of 1999, primarily due to interest income recorded in connection with property acquisitions in August 1998 of approximately $190,000, offset by increased interest-bearing escrow accounts held with lenders in the third quarter of 1999. Interest income increased $306,000, or 24.9%, for the first nine months of 1999, from $1,227,000 to $1,533,000 for the first nine months of 1998 and 1999, respectively. The increased interest income is primarily due to increased officer stock loans and interest-bearing escrow accounts held with lenders.

General and administrative expenses decreased $472,000 for the third quarter of 1999, or 15.4%, from $3,059,000 for the third quarter of 1998 to $2,587,000 for the third quarter of 1999 (representing a per unit decrease of $23, or 8%, on an annualized basis). General and administrative expenses decreased $336,000 for the first nine months of 1999, or 3.8%, from $8,760,000 for the first nine months of 1998 to $8,424,000 for the first nine months of 1999 (representing a per unit decrease of $2, or 1%, on an annualized basis). This decrease is primarily due to decreased compensation expense achieved by the elimination and restructuring of positions and departments within the Company, offset by an increase in professional fees.

The $4.0 million of transaction and other charges in 1999 resulted from $1.4 million of costs related to the closing of the Company's Houston corporate office and reductions in staff; $319,000 of costs primarily related to professional fees incurred in connection with a significant property portfolio acquisition which was abandoned in March 1999; and $2.3 million of costs related to the proposed merger transaction anticipated to close in January or February 2000.

Interest expense increased $630,000 for the third quarter of 1999, or 4.5%, from $13,848,000 for the third quarter of 1998 to $14,478,000 for the third quarter of 1999. Interest expense increased $4,126,000 for the first nine months of 1999, or 10.2%, from $40,536,000 for the first nine months of 1998 to $44,662,000 for the first nine months of 1999. The increased interest expense is primarily due to additional indebtedness incurred during 1998 and 1999 for capital expenditures and amortization of financing costs related to debt refinanced during the fourth quarter of 1998, partially offset by reductions in indebtedness achieved by the use of proceeds from property sales in 1998 and 1999.

Amortization expense increased $414,000 for the third quarter of 1999, or 146.3%, from $283,000 for the third quarter of 1998 to $697,000 for the third quarter of 1999. Amortization expense increased $1,288,000 for the nine months ended September 30, 1999, or 167.7%, from $768,000 to $2,056,000 for the first nine months of 1998 and 1999, respectively. Increased amortization expense is primarily due to financing costs associated with debt which the Company refinanced during the fourth quarter of 1998 and the unsecured term loan obtained in December 1998 in connection with the Company's investment in GGL.

Depreciation expense increased $2,017,000 for the third quarter of 1999, or 13.8%, from $14,564,000 for the third quarter of 1998 to $16,581,000 for the third quarter of 1999. Depreciation expense increased $5,894,000 for the first nine months of 1999, or 13.5%, from $43,599,000 for the first nine months of 1998 to $49,493,000 for the first nine months of 1999. The increased depreciation expense is due to increased capital improvements on existing properties, primarily from the Company's repositioning program, partially offset by a reduction in depreciation expense related to properties sold in 1998 and 1999.

The $16.0 million gain on disposition of real property during the nine months ended September 30, 1999 resulted from the sale of six properties in June 1999 and four properties in July 1999. The $6.7 million gain on disposition of real property during the nine months ended September 30, 1998 resulted from the sale of four properties in August 1998.

The $1.4 million extraordinary loss on debt extinguishment in 1999 is due to prepayment penalties and the write off of unamortized loan costs associated with the repayment of $5.0 million on the Company's unsecured loan (see Note 3 to the condensed consolidated financial statements) and the repayment of $22.4 million of mortgage indebtedness in connection with the sale of properties in July 1999.

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

For the nine months ended September 30, 1999, the Company had cash flows from operating activities of $65.2 million, proceeds from the disposition of real estate assets of $82.3 million, net proceeds from its associate stock loan program and dividend reinvestment plan of $6.8 million, and proceeds from the collection of a portion of a construction loan receivable of $2.3 million. These funds were primarily used during 1999 to fund $56.1 million of distributions to stockholders and minority interest holders, a $35.0 million investment in GGL, $38.1 million of capital improvements to properties, the net repayment of $24.9 million of mortgage indebtedness, $4.3 million of principal payments on existing debt, and $3.2 million of financing costs. These activities resulted in a reduction of cash and cash equivalents of $5.7 million.

Net cash provided by operating activities increased $6.0 million for the first nine months of 1999, from $59.2 million for the first nine months of 1998 to $65.2 million for the same period in 1999. The $6.0 million increase in operating activities resulted from a change in operating accounts of $8.4 million, primarily due to a reduction in tax and reserve and replacement escrow accounts, offset by a $2.4 million decrease in cash flow from operations before changes in operating accounts.

Net cash provided by investing activities was $11.5 million for the first nine months of 1999, compared to net cash used in investing activities of $36.0 million for the year ago period. This difference of $47.5 million is primarily due to a $45.6 million increase in net cash proceeds received from the disposition of properties, a $27.5 million reduction in cash paid for the purchase of real estate assets, a $7.0 million decrease in cash paid for real estate asset additions, and the $2.3 million collection of a construction loan receivable, offset by the Company's $35.0 million investment in GGL in 1999.

Net cash used in financing activities increased $57.1 million from $25.3 million for the first nine months of 1998 to $82.4 million for the same period in 1999. During the first nine months of 1998, net proceeds from mortgage notes payable, other unsecured loans and the Company's credit facility were $42.2 million, compared to $24.9 million net payment of the same items for the first nine months of 1999. In addition, proceeds from stock issuances decreased $7.4 million between the two periods. These changes in cash used, totaling $74.5 million, were primarily offset by a $17.8 million reduction in cash used to purchase the Company's common stock.

The Company's principal demands for short-term liquidity are: ongoing maintenance and repairs to its properties, capital improvements to its properties, monthly debt services payments on indebtedness, distributions to stockholders and minority interest holders, property acquisitions, and development. The Company anticipates that its cash provided by operating activities will be adequate to meet debt services and distribution obligations for the remainder of 1999. The Company anticipates spending $3.9 million during the remainder of 1999 for capital expenditures. In addition, the Company has a commitment to fund $2 million in GGL.

The Company has entered into various agreements to purchase five apartment properties, upon the completion of their construction and lease-up phase, at an aggregate cost of $103.6 million. The purchases are anticipated to occur in late 1999 and during the first nine months of 2000 and will be funded through the assumption of existing construction loans, secured financing or borrowings under the Credit Facility. Approximately $45 million of assumable existing construction loans have scheduled maturities in 2001.

The Company has a $150 million Credit Facility, which expires in February 2001. The Credit Facility has been used to finance property acquisitions, including capital improvements, and to meet short-term liquidity requirements. The availability of funds to the Company under the Credit Facility is subject, however, to certain borrowing base and other customary convenants. As of October 31, 1999, the Company's borrowing capacity under the Credit Facility was approximately $114.3 million, of which $77.0 million had been borrowed.

As of September 30, 1999, the Company had outstanding indebtedness in the aggregate principal amount of $777.6 million, consisting of fixed rate debt of $628.8 million ($180.4 million of which is fixed through interest swap agreements) and variable rate debt of $148.8 million. The weighted average interest rate on the Company's outstanding indebtedness at September 30, 1999 was approximately 7.4%.

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

On September 24, 1999, the Company entered into a definitive agreement and plan of merger with Oly Hightop Corporation and Oly Hightop Parent, L.P., affiliates of Olympus Real Estate Corporation, (collectively, "Olympus") whereby Olympus will acquire the Company for approximately $1.7 billion. The proposed merger transaction is anticipated to occur in January or February 2000, however, there can be no assurance that the transaction will be consummated as it is subject to entering into a binding agreement, majority approval by the Company's common stockholders, and certain other conditions and contingencies.

In order to qualify as a REIT for a particular year, the Company must meet various income and asset tests. The Company may have a technical violation of the REIT rules and is in the process of obtaining a ruling from the Internal Revenue Service. If the Company fails to qualify as REIT for federal income tax purposes, it will be taxed as a corporation and this could cause other potential liabilities or debt to become due and payable. The estimated tax provision on earnings through September 30, 1999 would be approximately $8.8 million. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Funds from Operations

Based on the guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT") and Real Estate Investment Trust ("REIT") industry standards, management believes funds from operations, or "FFO", is an appropriate measure of the performance of an equity REIT. FFO is generally calculated by excluding from net income any gains or losses from debt restructurings and sales of property and adding back any depreciation of real estate assets. In addition, extraordinary or unusual items that are non-recurring events which would materially distort the comparative measure of FFO are typically excluded. Management believes FFO helps to evaluate its operations by determining its ability to incur and service debt and to fund capital expenditures. By adding depreciation expense back to net income, management believes that FFO presents a an accurate picture of the Company's operating cash flows. In evaluating FFO and the trends it depicts, consideration should be given to the major factors affecting FFO. Growth in FFO results from increases in revenues or decreases in related operating expenses. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of performance or as an alternative to cash flow as a measure of liquidity. The Company's calculation of diluted FFO includes FFO allocated to minority interests and assumes the conversion of all convertible securities, including minority interest securities. This calculation may differ from the FFO calculation used by other REITs and, accordingly, may not be comparable to similar entitled items reported by other REITs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Funds from operations:
Income before income allocated to minority interests	$ 6,907	$15,638	$29,117	$32,535
Preferred distributions (1)	(4,404)	(4,406)	(13,209)	(13,216)
Distributions on convertible preferred stock (2)	980	980	2,936	2,940
Transaction and other charges (3)	2,325	--	4,053	--
Extraordinary loss on debt extinguishment	1,230	--	1,445	104
Depreciation of real estate assets	16,289	14,387	48,690	43,166
Gain on disposition of real property	(5,850)	(6,696)	(16,027)	(6,696)
Funds from operations - diluted	$17,477	$19,903	$57,005	$58,833

Cash flows provided by (used in):
Operating activities	$21,606	$27,648	$65,198	$59,209
Investing activities	24,327	(10,684)	11,497	(35,973)
Financing activities	(50,030)	(15,847)	(82,437)	(25,352)

(1)	Includes distributions on the preferred operating partnership units ($330, $274, and $242 for the first, second, and third quarters of 1999, respectively, and $1,125 per quarter for 1998).

(2)	Distributions on convertible preferred stock are added back in computing funds from operations-diluted since the conversion to common shares has been assumed.

(3)

In October 1999, NAREIT issued a new definition for FFO whereby non-recurring items, such as transaction and other charges included in the above calculation, may not be added back to a company's income to derive FFO. This new definition is effective in January 2000; at which time current and prior periods will be restated.

Inflation

The Company leases apartments under lease terms generally ranging from six to 12 months. Management believes that such short-term lease contracts lessen the impact of inflation on the cost of property operations, as well as allows for the adjustment of rental rates to market levels as leases expire.

Year 2000 Conversion

Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to disruptions in a company's operations. This problem, which is commonly referred as the "Year 2000" issue, affects information as well as non-information technology systems.

The Company's three primary information technology systems are general ledger/accounts payable, payroll, and on-site accounting. Each of these systems has been warranted by its respective vendor to be Year 2000 compliant. Further, the Company has completed extensive testing on the general ledger/accounts payable system and the on-site accounting system which proved them to be Year 2000 compliant and in compliance with the Company's "Disaster Recovery and Year 2000 Compliance Testing Plan." The Company's payroll processing is generated by a third-party vendor; therefore, more limited testing was performed on the payroll system, which proved to be Year 2000 compliant. As of September 30, 1999, the Company feels confident that its information technology systems are Year 2000 complaint.

The Company's on-site, non-information technology systems that may be Year 2000 sensitive are listed below. The Company has requested each of the related vendors to certify that their systems are Year 2000 compliant. The table below summarizes these non-information technology systems and the percentage of properties that have received written or verbal representation from vendors that their systems are Year 2000 compliant.

    access gates 87%

    alarms 78%

    irrigation systems 74%

    thermostats 82%

    utility meters and switches 81%

As of September 30, 1999, no vulnerable systems have been identified; however, the identification process is still ongoing. The cost to repair or replace any Year 2000 vulnerable non-information technology systems is not expected to exceed $500,000.

The Company has also identified those vendors it believes could have an impact on either site or corporate day-to-day operations. These vendors include financial institutions, insurance companies and strategic suppliers, such as maintenance supplies, etc. The Company has requested these vendors to certify in writing that their internal systems are Year 2000 compliant. As of September 30, 1999 approximately 73% of the Company's vendors have indicated that they are Year 2000 compliant. The remaining vendors are working toward Year 2000 compliance. As of September 30, 1999 no vendors that the Company has identified as critical to operations have indicated that they are not Year 2000 compliant.

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

Now that the Company has identified information and non-information technology systems as well as vendors that could affect its day to day operations, the Company is in the process of finalizing a contingency plan and anticipates the plan will be complete by November 30, 1999.

The cost of Year 2000 compliance is based on the Company's best estimates, which were derived from various assumptions of future events, including the continued availability of resources, third party modification plans and other factors. However, there is no guarantee these estimates will be achieved and actual results could differ materially from those anticipated.

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

The Company does not enter into derivative financial instrument transactions for trading or other speculative purposes; however, management has reduced the net exposure of interest rate fluctuations on its variable rate debt by utilizing derivative financial instruments. In order to minimize interest rate risk, management utilizes long-term fixed rate debt and enters into swap agreements on its variable rate long-term debt and enters into interest rate cap agreements on its variable rate tax exempt debt. Management believes that exposure to interest rate fluctuations on its variable rate Credit Facility is manageable, as the outstanding balance from time to time will be reduced with long-term debt or proceeds from real estate asset sales. As of September 30, 1999, a 10% adverse change in interest rates on the Credit Facility, which bears interest at LIBOR plus 1.875%, would result in an annual increase in interest expense of approximately $0.5 million.

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

(b)Reports

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Walden Residential Properties, Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALDEN RESIDENTIAL PROPERTIES, INC.
By: / s / Marshall B. Edwards Marshall B. Edwards President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Walden Residential Properties, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/ s / Michael A. Masterson Michael A. Masterson	Chairman of the Board of Directors

/s/ Marshall B. Edwards Marshall B. Edwards	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark S. Dillinger Mark S. Dillinger	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Combined
Fixed Charges and Preferred Stock Dividends

27	Financial Data Schedule