Form 10-K405/A
period 1998-12-31
WALDEN RESIDENTIAL PROPERTIES INC
filed 2000-01-28
CIK 913280

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

================================================================================

                                EXPLANATORY NOTE

     Walden Residential Properties, Inc. (the "Company"), a Maryland Corporation, hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K") as follows: 1) By expanding its asset impairment policy disclosure discussed in Note 2 to the Condensed Consolidated Financial Statements to describe the Company's methodology for determining the amount of impairment loss recognized if an asset is deemed impaired; and 2) by naming Francesco Galesi as the director involved in the Company's December 1998 transaction with GGL Ventures LLC, described in Part I Item 1 of the Form 10-K. The Company believes these changes are necessary to satisfy requests made by the staff of the Securities and Exchange Commission (the "Commission") in connection with a review of the Company's Form 10-K which is incorporated by reference in the Company's preliminary Schedule 14A filed with the Commission on November 18, 1999.

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

         On December 27, 1998, the Company entered into an agreement to invest $55 million (of which $18 million was invested as of December 31, 1998) to purchase preferred membership units of GGL Ventures LLC ("GGL"), a newly formed entity controlled by a group of entities owned by Francesco Galesi, a member of the Company's board of directors. GGL was formed to acquire 17 apartment properties located primarily in Georgia, of which seven properties were purchased on December 27, 1998. The Company currently manages on a fee basis the seven properties acquired by GGL in 1998 and is to manage the other ten properties once they have been acquired.

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


       Signatures                                  Title                                         Date
       ----------                                  -----                                         ----


/s/  Marshall B. Edwards          Chief Executive Officer, President                         January 27, 2000
------------------------------    and Director (Principal Executive Officer)
Marshall B. Edwards

/s/  Mark S. Dillinger            Executive Vice President, Chief                            January 27, 2000
------------------------------    Financial Officer and Director
Mark S. Dillinger                 (Principal Financial and Accounting Officer)

/s/  Michael E. Masterson         Chairman of the Board of Directors                         January 27, 2000
------------------------------
Michael E. Masterson

                                  Chairman Emeritus                                          January 27, 2000
------------------------------
Don R. Daseke

/s/  Maxwell B. Drever            Chairman Emeritus                                          January 27, 2000
------------------------------
Maxwell B. Drever

/s/  Linda Walker Bynoe           Director                                                   January 27, 2000
------------------------------
Linda Walker Bynoe

/s/  Francesco Galesi             Director                                                   January 27, 2000
------------------------------
Francesco Galesi

/s/  Robert Honstein              Director                                                   January 27, 2000
------------------------------
Robert L. Honstein

/s/  Arch K. Jacobson             Director                                                   January 27, 2000
------------------------------
Arch K. Jacobson

/s/  Louis G. Munin               Director                                                   January 27, 2000
------------------------------
Louis G. Munin


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




                      WALDEN RESIDENTIAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment is indicated, management will prepare an estimate of undiscounted future cash flows expected from the use of the asset and its eventual disposal. If these cash flows are less than the carrying amount of the asset, an impairment loss would be recognized and the asset written down to its estimated fair value. Based on the Company's policy of reviewing for impairment of long-lived assets by reviewing expected future cash flows of its properties, there were no adjustments necessary for impairment of properties during the three year period ended December 31, 1998.

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

         10.7     Purchase and Sale Agreement between Walden Residential
                  Properties, Inc. and Lakeview Ocotillo, L.L.C (Lakeview at
                  Ocotillo Apartment).*

         12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. *

         21.1     Schedule of Subsidiaries of the Company. *

         23.1     Independent Auditors' Consent. *

         27.1     Financial Data Schedule. *












                                     -E-2-

     --------------------------------
* Previously filed with the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 30, 1999.


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